Form 10-Q
period 2007-06-30
Tube City IMS CORP
filed 2007-08-02
CIK 1366455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarterly Period Ended June 30, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

TUBE CITY IMS CORPORATION

(Exact name of registrant as specified in its charter)

333-135649	Delaware	34-0617390
(Commission File Number)	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 Monongahela Avenue

P.O. Box 2000

Glassport, PA 15045

(412) 678-6141

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or an non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer  ☐.    Accelerate file  ☐.    Non-accelerated filer  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

913,260 shares of common stock, $0.001 par value per share, were outstanding as of the close of business on August 1, 2007

Explanatory Note

Unless the context otherwise indicates or requires, as used in this Quarterly Report, references to:

•	“Company,” “we,” “our” or “us” refer to Tube City IMS Corporation and its consolidated subsidiaries;

•	“Tube City Division” refers to the Tube City segment of the Company;

•	“IMS Division” refers to the IMS segment of the Company;

•	“Predecessor Company” refers to the Company prior to its acquisition on January 25, 2007 by Metal Services Acquisition Corp., an affiliate of Onex Partners II LP.;

•	“Successor Company” refers to the Company after its acquisition by Metal Services Acquisition Corp.

•

“Tube City” refers to Tube City, LLC and its consolidated subsidiaries and predecessors, including Tube City Holdings, LLC. We acquired Tube City’s predecessor, Tube City Holdings, LLC, on December 21, 2004 and its results of operations have been included in our results of operations since December 21, 2004;

•	“Acquisition” refers to the acquisition of 100% of our capital stock by Metal Services Acquisition Corp., an affiliate of Onex Partners II on January 25, 2007;

•	“Acquiror” refers to Metal Services Acquisition Corp., an affiliate of Onex Partners II;

•	“Onex Partners II” refers to Onex Partners II LP;

•	“Onex” refers to Onex Partners II and its affiliates.

PART I – Financial Information

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of dollars, except share and per share data)

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Second Quarter Ended June 30, 2007	Second Quarter Ended June 30, 2006	January 26, 2007 to June 30, 2007	January 1, 2007 to January 25, 2007	Six months Ended June 30, 2006
Revenue:
Revenue from sale of materials	$333,185	$304,298	$542,992	$74,592	$536,322
Service revenue	89,662	83,868	153,804	20,568	159,921

Total revenue	422,847	388,166	696,796	95,160	696,243
Costs and expenses:
Cost of scrap shipments	318,493	292,612	521,419	70,656	514,517
Site operating costs	67,523	63,489	113,817	17,917	119,730
Selling, general and administrative expenses	12,870	9,348	20,921	3,839	19,469
Compensation and other expenses associate with business combination	—	—	—	18,631	—
Depreciation	13,719	11,728	23,714	3,287	23,475
Amortization	2,711	1,804	4,197	507	3,607

Total costs and expenses	415,316	378,981	684,068	114,837	680,798

Income (loss) from operations	7,531	9,185	12,728	(19,677)	15,445
Other income, net	—	—	—	613	—
Interest expense, net	(10,377)	(8,425)	(18,418)	(2,460)	(16,475)
Loss from equity investment	—	—	—	—	(5)

(Loss) income before income taxes	(2,846)	760	(5,690)	(21,524)	(1,035)
Income tax benefit (expense)	966	(323)	1,828	7,902	631

Net (loss) income	$(1,880)	$437	$(3,862)	$(13,622)	$(404)

Net (loss) income per share:
Basic	$(2.06)	$0.48	$(4.23)	$(14.92)	$(0.44)
Diluted	$(2.06)	$0.44	$(4.23)	$(14.92)	$(0.44)
Average common shares outstanding:
Basic	913,260	913,260	913,260	913,260	913,260
Diluted	913,260	990,576	913,260	913,260	913,260

The accompanying notes are an integral part of these condensed consolidated financial statements

TUBE CITY IMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share data)

	Successor Company	Predecessor Company
	June 30, 2007	January 25, 2007	December 31, 2006
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,065	$3,567	$3,178
Account receivable, net of allowance for doubtful accounts of $1,190, $834 and $884, respectively	165,210	156,203	147,676
Inventories	31,354	23,763	20,993
Prepaid and other current assets	5,804	7,441	8,097
Deferred tax asset	8,670	7,866	7,820

Total current assets	214,103	198,840	187,764
Property, plant and equipment, net	165,389	142,421	143,232
Deferred financing costs, net of accumulated amortization of $976, $553 and $523, respectively	15,871	1,306	1,504
Goodwill	328,422	180,211	180,211
Other intangibles, net of accumulated amortization of $4,007, $14,086 and $13,646, respectively	152,578	100,750	101,198
Other noncurrent assets	6,120	10,334	10,428

Total assets	$882,483	$633,862	$624,337

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$104,312	$110,371	$88,929
Accounts payable overdraft	21,265	14,042	13,576
Salaries, wages and related benefits	21,927	31,926	23,618
Accrued expenses	26,806	28,001	12,563
Revolving bank borrowings	40,900	20,300	33,100
Current portion of long-term debt	3,529	5,785	6,138

Total current liabilities	218,739	210,425	177,924
Long-term debt	388,549	371,810	371,962
Deferred tax liability	40,194	13,556	21,423
Other noncurrent liabilities	18,809	18,812	16,693

Total liabilities	666,291	614,603	588,002
Stockholders’ equity:
Common stock, 2,500,000 shares authorized; $.001 par value per share; 913,260 shares issued and outstanding at June 30, 2007, January 25, 2007 and December 31, 2006, respectively	1	1	1
Capital in excess of par value	218,894	45,662	46,428
Accumulated deficit	(3,862)	(26,671)	(10,906)
Accumulated other comprehensive income	1,159	267	812

Total stockholders’ equity	216,192	19,259	36,335

Total liabilities and stockholders’ equity	$882,483	$633,862	$624,337

The accompanying notes are an integral part of these condensed consolidated financial statements

TUBE CITY IMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of dollars)

	Successor Company	Predecessor Company
	January 26, 2007 to June 30, 2007	January 1, 2007 to Janury 25,2007	Six Months Ended June 30, 2006
Cash flows from operating activities:
Net loss	$(3,862)	$(13,622)	$(404)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	23,714	3,287	23,475
Amortization	4,197	507	3,607
Amortization of deferred financing costs	976	30	221
Deferred income tax	(2,681)	(7,624)	(1,018)
Provision for bad debts	—	4	82
Loss (gain) on the disposal of equipment	116	—	(11)
Non cash share base compensation cost	65	42	303
Compensation and other expenses associated with business combination	—	18,631	—
Recognized gain on swap termination	—	(613)	—
Loss from equity investment	—	—	5
Increase (decrease) from changes in:
Accounts receivables	(9,007)	(8,531)	(53,260)
Inventories	(7,591)	(2,770)	(13,027)
Prepaid and other current assets	543	(154)	(1,204)
Other noncurrent assets	61	47	(290)
Accounts payable and cash overdraft	1,045	21,908	56,765
Accrued expenses	12,120	5,455	(5,571)
Other non current liabilities	(3)	(163)	(621)
Other, net	(315)	(175)	(111)

Net cash provided by operating activities	19,378	16,259	8,941
Cash flows from investing activities:
Capital expenditures	(23,162)	(2,738)	(20,604)
Proceeds from sale of equipment	285	210	930
Acquisitions, net of cash acquired $3,567	(596,497)	—	—
Acquisitions, net of cash acquired $56	—	—	(1,733)
Investment in other noncurrent assets	—	—	(500)
Cash flows related to IU International, net	(386)	(37)	(675)

Net cash used in investing activities	(619,760)	(2,565)	(22,582)
Cash flows from financing activities:
Revolving credit facility:
Borrowings	142,400	16,200	112,300
Repayments	(101,500)	(29,000)	(94,300)

Revolving credit facility borrowings (repayments), net	40,900	(12,800)	18,000
Term and other borrowing related to acquisitions	390,000	—	—
Repayment of predecessor debt and obligations	(9,305)	—	—
Debt issuance fees	(15,753)	—	—
Repayment of debt	(1,605)	(505)	(5,463)
Capital contributions	199,210	—	—

Net cash provided by (used in) financing activities	603,447	(13,305)	12,537
Cash and cash equivalents:
Net increase (decrease) in cash	3,065	389	(1,104)
Cash at beginning of period	—	3,178	2,731

Cash at end of period	$3,065	$3,567	$1,627

The accompanying notes are an integral part of these condensed consolidated financial statements

TUBE CITY IMS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

Note 1—Nature of Operations

Tube City IMS Corporation (“TC” or the “Company”) is a leading provider of outsourced services to steel mills in North America with an emerging presence globally. The Company has operations at 68 sites in North America and Europe. Its primary services offered include slag processing and metal recovery services, scrap management and scrap preparation, raw materials procurement, surface conditioning and scrap optimization. The Company provides services to integrated steel mills, mini mills and foundries.

Note 2—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period January 26, 2007 to June 30, 2007, the period January 1, 2007 to January 25, 2007, the six months ended June 30, 2006 and the three months ended June 30, 2007 and June 30, 2006, are not necessarily indicative of the results that may be expected for future periods. The balance sheet at December 31, 2006, has been derived from the audited consolidated financial statements at that date, but does not include all the notes required by U.S. generally accepted accounting principles for complete financial statements.

On January 25, 2007, Metal Services Holdco LLC (“Holdco”), a wholly owned subsidiary of Metal Services Acquisition Corp. (the “Acquiror”), acquired all of the outstanding shares of the Company (the “Acquisition”).

Immediately prior to the transaction, approximately 84% of the Company’s outstanding stock was owned by affiliates of Wellspring Capital Partners III, L.P. and the remaining 16% of the outstanding common stock was owned by management employees and a director of the Company. Immediately after the Acquisition, approximately 91% of the outstanding common shares of the Acquiror was owned by affiliates of Onex Partners II LP (“Onex”) and approximately 9% was owned by management employees and a director of the Company.

The Acquisition constituted a change of control of the Company and was accounted for as a business combination. Accordingly, financial information for periods as of and prior to January 25, 2007, is for the entity referred to as “Predecessor Company” and all financial information for periods subsequent to January 25, 2007, is for the entity referred to as “Successor Company.”

In the first quarter of 2006, the Company acquired certain assets and assumed certain liabilities of U.S. Ferrous Trading (“USFT”) and acquired all of the outstanding stock of Auximetal SAS (“Auximetal”). The results of these minor acquisitions were consolidated into the Company’s results as of the dates of their respective acquisitions. See Note 3—Business Combinations.

Note 3—Business Combinations

On January 25, 2007, Holdco, a wholly owned subsidiary of the Acquiror, acquired all of the outstanding stock of the Company. To effect the Acquisition, the Acquiror had to (i) compensate the equity holders of the Predecessor Company, (ii) pay off amounts outstanding under the Predecessor Company’s Second Amended and Restated Credit Facility, (iii) pay off obligations arising out of the Predecessor Company’s stock option plan, which was terminated immediately prior to the Acquisition and (iv) pay certain fees and expenses associated with the transaction.

The equity owners of the Predecessor Company received $183.2 million in cash and $18.6 million of common and preferred stock of the Acquiror. $398.6 million was paid to satisfy outstanding obligations under the Predecessor’s credit facility, which included $2.6 million of accrued interest. $16.7 million was paid to satisfy liabilities arising out of the Predecessor Company’s stock option plan of which $9.9 million was paid during the Acquisition and $6.8 million was assumed by the Predecessor Company and paid on January 31, 2007. $12.4 million of legal, printing and other advisory fees and expenses were paid during the Acquisition.

To fund the Acquisition, the Acquiror (i) contributed cash, (ii) contributed its common and preferred stock and (iii) arranged for proceeds from debt financing. The Acquiror made equity contributions of $198.6 million in cash and $19.6 million of its common and preferred stock. The Acquiror and the Company arranged for initial proceeds debt financing $426.0 million, net of $14.5 million in deferred financing costs. After acquiring the outstanding shares of the Company and satisfying certain obligations of the Predecessor Company, approximately $16.5 million in funding arising out of the Acquisition remained in the Company to be used for capital expenditures and other general corporate purposes.

The sales transaction documentation contains numerous representations, warranties and indemnifications provisions including the sellers’ promise to indemnify the buyers against undisclosed liabilities.

TUBE CITY IMS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

June 30, 2007

The following table summarizes the fair values of assets acquired and liabilities at the date of acquisition (in thousands):

January 25, 2007
Trade receivables	$156,203
Inventories	23,763
Deferred tax asset	7,866
Other current assets	11,010
Property, plant, and equipment	165,870
Goodwill	328,422
Other intangible assets	156,431
Other noncurrent assets	5,719

Total assets acquired	855,284

Current liabilities	174,502
Long-term debt	1,178
Deferred tax liability	42,071
Other noncurrent liabilities	18,812

Total liabilities assumed	236,563

Net assets acquired	$618,721

Because the Acquiror viewed the Company as an attractive long-term investment, they agreed to a purchase price that exceeded the fair value of the net tangible assets and identifiable intangible assets. The following table details the identifiable intangible assets and goodwill acquired by the Acquiror and their estimated values and expected amortizable lives (dollars in thousands):

Intangible Asset Class
Intangible assets subject to amortization
Patents	$65	11 years weighted average
Environmental permits	5,100	25 years
Unpatented technologies	24,320	9 years
Customer related intangibles	126,676	20 years

Total finite life intangibles	156,161
Trademarks	270	Indefinite

Total identifiable intangible assets	156,431
Goodwill	328,422	Indefinite

Total intangible assets	$484,853

There were no purchased research and development assets acquired and written off in connection with this acquisition. None of the goodwill is expected to be deductible for tax purposes.

The following represents the unaudited pro forma result of operations for the three months ended June 30, 2006 and the six months ended June 30, 2007 and June 30, 2006 of the Successor Company as if the Acquisition had occurred on January 1 of the respective period (in thousands, except per share data):

TUBE CITY IMS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

June 30, 2007

	Three months ended June 30, 2006	Six months ended June 30,
		2007	2006
		Unaudited
Revenue	$388,166	$791,956	$696,243
Net Loss	(2,059)	(7,044)	(5,395)
Basic and diluted loss per share	$(2.25)	$(7.71)	$(5.91)

The pro forma results of operations for the three months ended June 30, 2007 would not have differed materially from the actual results of operations if the Acquisition had occurred on January 1, 2007 as opposed to January 25, 2007, when it actually occurred.

The pro forma results are not indicative of the results of operations that would have occurred had the Acquisition taken place at the beginning of the periods presented nor are they intended to be indicative of results that may occur in the future.

The fair values of assets acquired and liabilities assumed are preliminary and may be adjusted based on the completion and review of independent appraisals of fair values of assets and liabilities and assessing the fair values of various contingent liabilities.

In January of 2006, the Company acquired certain assets and assumed certain liabilities of USFT, which specializes in providing outsourced purchasing services related to large volume international shipments of raw materials. In March of 2006, the Company acquired all of the outstanding stock of Auximetal, a single site provider of outsourced mill services to a mill outside of Marseille, France. The results of operations of these acquisitions were consolidated into the Company’s financial statements from the date of each acquisition. The assets of USFT were acquired on January 12, 2006, and the outstanding stock of Auximetal was acquired on March 1, 2006. The Company’s result of operations for the first six months of 2006 would not have differed materially had these acquisitions occurred on January 1, 2006.

To acquire USFT, the Company paid $0.8 million and may pay additional contingent consideration of up to $0.8 million based on the operating performance of USFT over the next three years. The following table summarizes the fair value of assets acquired at the date the Company acquired USFT (in thousands):

January 12, 2006
Other current assets	$7
Intangible assets	736
Other noncurrent assets	7

Total assets acquired	$750

Because the Company viewed USFT as an attractive long-term investment, it agreed to a purchase price that exceeded the fair value of the net tangible assets and identifiable intangible assets. The Company has assigned the entire excess of the purchase price over the identifiable tangible assets to goodwill.

To acquire Auximetal, the Company paid $0.9 million in March 2006 and contingent consideration of $0.1 million in March 2007 based on achievement of a specific milestone. The Company may pay additional contingent consideration of up to $1.6 million based on the operating performance of Auximetal over the next five years. The following table summarizes the fair value of assets acquired and liabilities assumed at the date the Company acquired Auximetal (in thousands):

At March 1, 2006
Trade receivables	$1,964
Other current assets	256
Property, plant, and equipment, net	3,020
Intangible assets	491
Other noncurrent assets	176

Total assets acquired	5,907
Current liabilities	2,741
Long-term debt	2,300

Total liabilities assumed	5,041

Net assets acquired	$866

TUBE CITY IMS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

June 30, 2007

Because the Company also viewed Auximetal as an attractive long-term investment, it agreed to a purchase price that exceeded the fair value of the net tangible assets and identifiable intangible assets. The Company assigned the entire excess of the purchase price over the identifiable tangible assets to customer related intangible assets.

Note 4—Earnings per Share

The calculation of basic earnings per share for the period January 26, 2007 to June 30, 2007, the period January 1, 2007 to January 25, 2007, and the six months ended June 30, 2006, is based on the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. The stock option plan and the restricted stock plan are deemed not to have a dilutive effect on the currently outstanding common shares during the three months ended June 30, 2007, the period January 26, 2007 to June 30, 2007, the period January 1 to January 25, 2007, and the six months ended June 30, 2006, because the Company recorded a net loss in each of these periods. Thus, basic and dilutive average shares outstanding are the same for each period. Dilutive net income per common share for the three months ended June 30, 2006 assumes the exercise of outstanding stock options. 77,316 shares of common stock are included in the calculation of diluted earnings per share for the three months ended June 30, 2006.

Note 5—Inventories

Inventories consisted of the following (in thousands):

	Successor Company	Predecessor Company
	June 30, 2007	January 25, 2007	December 31, 2006
Scrap iron and steel	$8,400	$9,115	$8,281
Goods in transit	16,100	8,688	6,891
Spare parts and supplies	6,854	5,960	5,821

	$31,354	$23,763	$20,993

Note 6—Income Taxes

The income tax expense for the period January 26, 2007 to June 30, 2007, and January 1, 2007 to January 25, 2007, reflects an estimated annual effective tax rate of 32.1% and 36.7%, respectively. The provision for the period from January 26, 2007 to June 30, 2007, is based on an estimated annual effective rate, which requires management to make its best estimate of forecasted pre-tax income for the year. The estimated effective tax rates for 2007 differ from the statutory rate of 35% due principally to state taxes, foreign taxes, and permanent differences related to nondeductible marketing expenses and residual U.S. tax on foreign income.

The income tax provision for the first six months of 2006 reflects an estimated annual effective tax rate of 61.0%. The estimated effective tax rate for 2006 differs from the statutory rate of 35% due principally as a result of permanent differences related to nondeductible marketing expenses and residual U.S. tax on foreign income and state and foreign tax rates.

TUBE CITY IMS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

June 30, 2007

Income Tax Change in Accounting Principles

The Financial Accounting Standards Board (“FASB”), issued in July 2006, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FAS Statement No. 109 (“FIN 48”), effective for tax years beginning after December 15, 2006. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. It must be more-likely-than-not that a tax position would be sustained under audit in order for the benefit to be recognized. Effective January 1, 2007, Tube City IMS Corporation adopted FIN 48. As a result of the adoption, we reduced our beginning retained earnings by $2.1 million for the increase in liability for unrecognized income tax benefits. The unrecognized tax benefit would have no impact on the effective rate if recognized since the reversal will be recorded as an adjustment to goodwill as a change in the estimated fair value of the new assets acquired in a business combination. The tax years 2003-2006 remain open to examination by the major taxing jurisdictions where the Company conducts business.

The total amount of interest and penalty recognized related to uncertain tax positions as of June 30, 2007, is $0.1 million.

It is reasonably possible that there will be significant decrease in the liability for unrecognized tax benefits in 2007. The nature of the uncertainty is a loss with respect to the liquidation of a subsidiary. The event that would trigger the decrease is the closing of the statute of limitations. The reasonable range of change is zero to $2.0 million.

Note 7—Long-Term Debt

Long-term debt is summarized as follows (in thousands):

	Successor Company June 30, 2007	Predecessor Company December 31, 2006

Revolving bank borrowings	$40,900	$33,100

Senior secured term loan	$164,588	$—
Senior subordinated notes	225,000	—
First lien term debt	—	323,912
Second lien term debt	—	50,000
Capital equipment leases	2,316	3,671
Other	174	517

	392,078	378,100
Current portion of long-term debt	(3,529)	(6,138)

	$388,549	$371,962

On January 25, 2007, in connection with the Acquisition, the Company entered into (a) a senior secured asset based lending (“ABL”) facility in an aggregate principal amount of $165.0 million, (b) a senior secured term loan credit facility in an aggregate principal amount of $165.0 million, and (c) a $20 million senior secured synthetic letter of credit facility. The Company initially borrowed $50.5 million under its senior secured ABL facility. The Company also issued $225.0 million of 9 3/4% senior subordinated notes.

In addition, the Company has the option to request up to $80 million in incremental facilities in the form of first lien term loans and $25 million in incremental commitments under the asset-based revolving credit facility. The lenders under the new senior secured credit facilities have not committed to provide such incremental facilities.

TUBE CITY IMS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

June 30, 2007

In connection with that transaction, the Acquiror repaid all amounts outstanding under the Company’s Second Amended and Restated Credit Facility which included $323.9 million of first lien term debt, $50.0 million of second lien term debt and $20.3 million of revolving bank borrowings under the facility.

Senior Secured Asset-Based Revolving Credit Facility

The senior secured ABL facility is available to the Company on a revolving basis through January 25, 2013. The maximum availability under the senior secured ABL facility is based on specified percentages of eligible accounts receivable and eligible inventory, subject to certain reserves, to be determined in accordance with the ABL loan agreement. The commitments under the senior secured ABL facility are initially comprised of $150 million of commitments under the LIFO Tranche and $15 million of commitments under the FILO Tranche. While the FILO Tranche commitments are outstanding, the borrowing base is subject to greater advance rates than would otherwise be in effect. Subject to certain conditions, the commitments under both the FILO Tranche and the LIFO Tranche may be reduced or terminated at any time.

As of June 30, 2007, the Company had total availability under the ABL facility of $142.2 million and net availability of $97.3 million after reduction for the $40.9 million of outstanding borrowings under the facility and $4.0 million of letters of credit issued against the facility.

The interest rates with respect to loans made utilizing the LIFO Tranche commitments are, at the Company’s option, (i) the greater of (a) the prime rate of Credit Suisse in effect at its principal office in New York City and (b) the federal funds effective rate plus 0.50%; in each case plus an applicable margin of (1) initially, 0.50% and (2) after the first adjustment date under our senior secured ABL facility, an amount ranging between 0.25% and 0.75%, as determined based on borrowing availability under the facility, or (ii) the rate (as adjusted) at which eurodollar deposits for one, two, three, six or, if available, nine or twelve months, as selected by us, by reference to the British Bankers’ Association Interest Settlement Rates for deposits in dollars, plus an applicable margin of (a) initially, 1.50% and (b) after the first adjustment date under our senior secured ABL facility, an amount ranging between 1.25% and 1.75%, as determined based on borrowing availability under the facility.

The interest rates with respect to loans utilizing the FILO Tranche commitments are, at the Company’s option, (i) the greater of (a) the prime rate of Credit Suisse in effect at its principal office in New York City and (b) the federal funds effective rate plus 0.50%; plus an applicable margin of 1.50% or (ii) the rate (as adjusted) at which eurodollar deposits for one, two, three, six or, if available, nine or twelve months, as selected by us, by reference to the British Bankers’ Association Interest Settlement Rates for deposits in dollars, plus an applicable margin of 2.50%.

The Company will also pay a commitment fee to each of the lenders under the senior secured ABL facility equal to 0.25% per year on the unused portion of the commitments under the facility. In addition, the Company will pay the Agents and issuing banks customary administrative and letter of credit fronting fees.

Term Loan Facility and Synthetic Letter of Credit Facility

The new senior secured credit facilities also provided for a seven-year, $165 million senior secured term loan credit facility and for a seven-year, $20 million senior secured synthetic letter of credit facility, under which $20 million was deposited by lenders to be used to collateralize and/or fund letters of credit under the senior secured term loan facility. At June 30, 2007, the Company had outstanding $19.6 million of outstanding letters of credit under the facility.

The interest rate with respect to borrowings under the senior secured term loan credit facility are, at our option, (i) the greater of (a) the prime rate of Credit Suisse in effect at its principal office in New York City and (b) the federal funds effective rate plus 0.50%; plus an applicable margin of (1) initially, 1.25% and (2) after the adjustment date under our senior secured term loan facility, either 1.00% or 1.25% based on our total leverage, or (ii) the rate (as adjusted) at which eurodollar deposits for one, two, three, six or, if available, nine or twelve months, as selected by us, by reference to the British Bankers’ Association Interest Settlement Rates for deposits in dollars, plus an applicable margin of (1) initially, 2.25% and (2) after the adjustment date under our senior secured term

TUBE CITY IMS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

June 30, 2007

loan facility, either 2.00% or 2.25% based on our total leverage. The Company will also pay a fee in respect of amounts on deposit to backstop synthetic letters of credit in an amount equal to the margin applicable to term loans bearing interest as specified in the preceding subclause (ii), plus 0.10% per annum.

The senior secured term loan credit facility and senior secured synthetic letter of credit facility provides for amortization payments to become due in quarterly installments of $412,500 on the last day of each March, June, September, and December, beginning on June 30, 2007 and continuing through December 31, 2013. On January 25, 2014, the senior secured term loan credit facility will mature, and all amounts outstanding thereunder shall be due in full.

Senior Subordinated Notes

The senior subordinated notes are an unsecured obligation of the Company which are subordinated in right of payment to all existing and future senior indebtedness of the Company but senior in right of payment to any future subordinated obligations. Interest on the notes accrues at the rate of 9 3/4% per annum and is payable semiannually in arrears on February 1 and August 1, commencing on August 1, 2007. We will make each interest payment to the Holders of record of these Notes on the immediately preceding January 15 and July 15. The Notes mature on February 1, 2015.

In July of 2007, all outstanding senior subordinated notes were exchanged for senior subordinated notes with substantially similar terms that were registered with the Securities and Exchange Commission. See Note 17 “Subsequent Event”

Note 8—Derivative Financial Instruments

The Company’s term loan facility requires that it enter into interest rate protection agreement with the resulting effect that at least 50% of its outstanding debt is effectively subject to a fixed or maximum interest rate. Because the Company’s senior subordinated notes carry a fixed rate, the Company was not required to enter into any additional agreements to comply with that requirement. However, as part of its overall risk management strategy, the Company attempts to reduce the volatility in cash interest payments associated with variable rate term debt. In February, 2007, the Company entered into interest rate swap agreements swapping its variable rate interest payment for fixed payments to reduce the volatility of future cash requirements associated with its variable rate debt. The swap agreements are derivative financial instruments which the Company designated as cash flow hedging instruments.

The swap agreements became effective on March 31, 2007, and their variable rates and reset dates mirror the terms of the associated term debt. Accordingly, the Company expects the hedge to be highly effective in mitigating the underlying risk as long as the principal amount of outstanding term debt exceeds the notional amount of the swap agreements. The swaps have a total notional amount of $120.0 million through March 31, 2009 and a $75.0 million notional amount from April 1, 2009 through March 31, 2010.

For the period from January 26, 2007 to June 30, 2007, the Company recorded a $0.4 million gain on fair value of hedging instruments (net of tax of $0.2 million) via a credit to other comprehensive income to state the asset associated with interest rate swap agreements at a fair value of $0.6 million. During the three months ended June 30, 2007, the Company recorded a $0.7 million gain of the fair value of hedging instruments (net of tax of $0.4 million) via a credit to other comprehensive income.

For the period from January 26, 2007 to June 30, 2007 and for the three months ended June 30, 2007, the Company received proceeds of $0.1 million from its swap agreements which were recorded as a reduction of interest expense.

In November 2006, the Predecessor Company had terminated then outstanding swap agreements and received cash proceeds of $1.1 million and recorded a credit to other comprehensive income related to the proceeds. The Company reduced its accumulated other comprehensive income and recorded a reduction of interest expense of $0.4 million in the fourth quarter of 2006 and $0.1 million during the period from January 1, 2006 to January 25, 2006. Immediately prior to the Acquisition, the Company recognized a gain of $0.6 million reducing the amount that remained in accumulated other comprehensive income related to termination of the Predecessor Company swap agreements.

TUBE CITY IMS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

June 30, 2007

Note 9—Stockholders’ Equity

On January 25, 2007 in connection with the Acquisition, a subsidiary of the Acquiror acquired all of the Company’s 913,260 issued and outstanding shares in exchange for $198.6 million in cash which was used to effect the Acquisition and provide additional working capital, and $18.6 million of shares of the Acquiror’s common and preferred stock. The Acquiror also contributed an additional $1.0 million of its common and preferred stock to settle liabilities arising from the cancellation of the Predecessor Company’s stock option plan. On February 28, 2007 the Acquiror contributed an additional $0.6 million of cash that resulted from additional shares of its common and preferred stock to employees of the Company.

Note 10—Stock-Based Compensation

Effective February 28, 2007, the Acquiror established the Metal Services Acquisition Corp. restricted stock plan and granted 2,157 shares of restricted stock of Metal Services Acquisition Corp. to employees of the Company. 539 shares, 25% of the total grant, vested immediately and approximately 323 shares, 15%, will vest on the anniversary date of the original grant for the next five years. No unvested shares were forfeited during the period from the grant date through June 30, 2007.

The Company estimated the restricted shares had a fair value of $100 per share on the grant date based on the amount paid for the common shares of Metal Services Acquisition Corp. stock during the Acquisition. The Company recognized $65 thousand of expense during the period from the grant date to June 30, 2007, related to the plan. The Company recognized $9 thousand during the three months ended June 30, 2007 and the Company expects to recognize a total of $0.2 million of expense ratably between June 30, 2007 and February 28, 2012.

At December 31, 2006, there were 99,850 options outstanding under the Tube City IMS Stock Option Plan (“Stock Option Plan”) of the Predecessor Company. Of the outstanding options, 77,400 were not exercisable and 22,450 were exercisable. During the period from January 1, 2007 to January 25, 2007, no options were forfeited and none of the options were scheduled to vest, however, in connection with and as a condition of the Acquisition, the Company’s Board of Directors immediately prior to the Acquisition caused all then outstanding options to vest and then cancelled the awards in exchange for $171 per option of consideration in the Acquisition which was paid to option holders in a combination of cash and shares of Metal Services Acquisition Corp in connection with the Acquisition.

The action taken by the Predecessor Company changed the nature of the option grant from an equity award to an award that was to be paid in cash or other consideration. Accordingly, the Predecessor Company recorded a charge of $16.3 million included in compensation and other expenses associated with business combination in the period from January 1, 2007 to January 25, 2007. The Predecessor Company had previously recorded $0.8 million in stock based compensation expense and credited additional paid-in capital. When the nature of the award was changed, the amounts previously credited to additional paid-in capital were reversed and a liability recorded so that the total liability associated with outstanding options was $17.1 million at January 25, 2007.

During the six months ended June 30, 2006, the Predecessor Company recorded approximately $0.3 million in share based compensation expense associated with the Stock Option Plan. As of June 30, 2006, there were 99,850 options outstanding of which 12,481 were exercisable. During the six months ended June 30, 2006, 500 options were forfeited.

Note 11—Compensation and other expenses associated with business combination

The compensation and other expenses associated with business combination consist of $16.3 million recognized in connection with the changes to and subsequent cancellation of the Predecessor Company’s stock option plan, $1.3 million of associated fringe benefit costs and $1.0 million of costs associated with the Acquisition (primarily legal fees) that were not reimbursed in the Acquisition and were therefore charged to the Predecessor Company’s operations.

TUBE CITY IMS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

June 30, 2007

Note 12—Operating Segments

The Company has two reportable operating segments, the IMS Division and the Tube City Division, in addition to its administrative division. The IMS Division provides metal recovery, slag processing and other specialized services to steel mills on the mills’ sites. The Tube City Division provides scrap management, scrap steel outsource purchasing and raw materials optimization services to integrated steel mills, mini mills, and foundries.

Information by reportable segment is as follows (in thousands):

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Second Quarter Ended June 30, 2007	Second Quarter Ended June 30, 2006	January 26, 2007 to June 30, 2007	January 1, 2007 to January 25, 2007	Six Months Ended June 30, 2006
Revenues
IMS Division	$79,515	$74,069	$136,586	$17,670	$141,214
Tube City Division	343,332	314,097	560,210	77,490	555,029

	$422,847	$388,166	$696,796	$95,160	$696,243

Earnings before interest taxes depreciation and amortization
IMS Division	$16,394	$15,604	$30,912	$706	$30,715
Tube City Division	14,171	9,961	21,309	2,751	18,395
Administrative	(6,604)	(2,848)	(11,582)	(18,727)	(6,588)

	$23,961	$22,717	$40,639	$(15,270)	$42,522

Depreciation and amortization
IMS Division	$11,711	$11,516	$20,344	$3,192	$22,933
Tube City Division	1,437	1,640	2,421	353	3,330
Administrative	3,282	376	5,146	249	819

	$16,430	$13,532	$27,911	$3,794	$27,082

	June 30, 2007
Total assets
IMS Division	$495,773
Tube City Division	339,505
Administrative	47,205

	$882,483

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Second Quarter Ended June 30, 2007	Second Quarter Ended June 30, 2006	January 26, 2007 to June 30, 2007	January 1, 2007 to January 25, 2007	Six Months Ended June 30, 2006
Percentage of total revenue contributed by each class of service:
IMS Division	18.8%	19.1%	19.6%	18.6%	20.3%
Tube City Division	81.2%	80.9%	80.4%	81.4%	79.7%

The following table provides a reconciliation of earnings before interest, taxes, depreciation and amortization to loss before tax for the periods indicated (in thousands):

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Second Quarter Ended June 30, 2007	Second Quarter Ended June 30, 2006	January 26, 2007 to June 30, 2007	January 1, 2007 to January 25, 2007	Six Months Ended June 30, 2006
Earnings before interest, taxes, depreciation and amortization	$23,961	$22,717	$40,639	$(15,270)	$42,522
Less: Depreciation and amortization	(16,430)	(13,532)	(27,911)	(3,794)	(27,082)
Interest expense	(10,377)	(8,425)	(18,418)	(2,460)	(16,475)

(Loss) income before income taxes	$(2,846)	$760	$(5,690)	$(21,524)	$(1,035)

TUBE CITY IMS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

June 30, 2007

Note 13—Retirement and Pension Plans

The following table reports net periodic pension costs for the Company and includes the components of net pension expense recognized under SFAS No. 87, Employers’ Accounting for Pensions for the six months ended June 30, 2007 and 2006 in accordance with the interim disclosure requirements of SFAS No. 132-R, Employers’ Disclosures about Pension and Other Postretirement Benefits, an update of SFAS Nos. 87, 88, and 106 (in thousands):

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three months Ended June 30, 2007	Three month Ended June 30, 2006	January 26, 2007 to June 30, 2007	January 1, 2007 to January 25, 2007	Six months Ended June 30, 2006
U.S. plans
Service cost	$96	$37	$144	$18	$73
Interest cost	257	311	442	71	622
Expected return on plans assets	(313)	(323)	(539)	(87)	(645)

Net periodic pension costs-U.S. plans	40	25	47	2	50
Canadian plans
Service cost	27	32	52	9	49
Interest cost	34	26	68	12	60
Expected return on plans assets	(29)	(23)	(61)	(12)	(54)
Net amortization and deferral	7	2	9	1	4

Net periodic pension costs-Canadian plans	39	37	68	10	59
Other plans

Defined contribution	192	627	952	190	1,481
Multi-employer pension plans	1,368	1,227	2,276	350	2,296

Total other plans	1,560	1,854	3,228	540	3,777
Total net pension expense	$1,639	$1,916	$3,343	$552	$3,886

For the six months ended June 30, 2006 and for the periods from January 1, 2007 to January 25, 2007 and from January 26, 2007 to June 30, 2007, contributions made by the Company to its defined benefit pension plans were not material. For the full year 2007, the Company estimates that it will make employer contributions to its defined benefit pension plans of approximately $0.3 million.

The following table reports net periodic cost for the Company’s other post-employment benefit plans (in thousands):

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three months Ended June 30, 2007	Three months Ended June 30, 2006	January 26, 2007 to June 30, 2007	January 1, 2007 to January 25, 2007	Six months Ended June 30, 2006
Service cost	$25	$25	$44	$7	$50
Interest cost	106	125	181	29	250

Net periodic costs	$131	$150	$225	$36	$300

TUBE CITY IMS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

June 30, 2007

The Company does not expect to contribute to the other post-employment benefit plan in 2007 and intends to pay benefit claims as they become due. For the period from January 26, 2007 to June 30, 2007, other post-employment benefit payments were $0.1 million.

Note 14—Commitments and Contingencies

Two non-operating subsidiaries of the Predecessor Company, along with a landfill and waste management business, were spun-off to stockholders in October 2002. The two former subsidiaries were subject to asbestos related personal injury claims. Management believes that the Company has no obligation for asbestos related claims regarding the spun-off subsidiaries. In addition, the Company has been named as a defendant in certain asbestos-related claims relating to lines of business that were discontinued over 20 years ago. Management believes that the Company is sufficiently protected by insurance with respect to these asbestos-related claims related to these former lines of business, and management does not believe that the ultimate outcome will have a material adverse effect on the Company’s financial position, results of operations and cash flows.

The Company is a party to other lawsuits, litigation and proceedings arising in the normal course of business, including, but not limited to regulatory, commercial and personal injury matters. While the precise amount of loss, if any, is not presently determinable, the Company does not believe that the final outcome of these matters will have a material adverse effect on the Company’s financial position or results of operations or cash flows.

The Company has agreements with certain officers and other employees of the Company. The agreements provide for termination benefits in the event of termination without cause, or in some instances, in the event of a change in control of the Company. The aggregate commitment for such potential future benefits at June 30, 2007 was approximately $9.3 million

Note 15—Comprehensive Income

The following table represents the components of comprehensive income (in thousands):

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three months ended June 30, 2007	Three months ended June 30, 2006	January 26, 2007 to June 30, 2007	January 1, 2007 to January 25, 2007	Six months ended June 30, 2006
Net (loss) income	$(1,880)	$437	$(3,862)	$(13,622)	$(404)
Changes in foreign currency translation, net of tax	474	233	753	(109)	229
Recognized gain of termination of interest rate swap agreements, net of tax	—	—	—	(436)	—
Minimum pension liability adjustment, net of tax	—	(59)	—	—	(59)
Gain on hedging activity, net of tax	695	1,724	406	—	4,046

Comprehensive (loss) income	$(711)	$2,335	$(2,703)	$(14,167)	$3,812

TUBE CITY IMS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

June 30, 2007

Note 16—Related-Party Transactions

The Company incurred to its majority owners, Onex, a management fee totaling $0.5 million from January 26, 2007 to June 30, 2007. For the period January 1, 2007 to January 25, 2007, and for the six months ended June 30, 2006, the Company paid to its majority owners, Wellspring Capital Partners, LLC, a management fee totaling $0.1 million and $0.5 million, respectively.

The Company incurred charges for aircraft rental services to a company that is partially owned by Michael Coslov, the Company’s Chairman and Chief Executive Officer. Aircraft rental charges incurred for the period January 26, 2007 to June 30, 2007 and for the six months ended June 30, 2006 were $0.1 million respectively. There was no material aircraft rental charges for the period January 1, 2007 to January 25, 2007

Note 17—Subsequent Event

In June, 2007, the Company registered senior subordinated notes with the Securities and Exchange Commission. Other than being registered with the SEC, the term, rate and key provisions of the notes were the same as the Company’s previously outstanding senior subordinated notes. In July 2007, the Company offered to exchange the registered senior subordinated notes for the then outstanding notes. All holders of the notes accepted the offer and the exchange was completed in July 2007.

Because the registered senior subordinated notes had the same term, rate and key provisions as the previously outstanding notes, the impact on the financial results of the Company will consist of the amortization of additional financing costs incurred in registering and exchanging the notes which consisted of legal fees, fees paid to external accountants, printing and exchange agent fees. Such fees will be amortized over the remaining term of the senior subordinated notes.

Note 18—Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115 (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. SFAS No. 159 is effective as of January 1, 2008. The Company has not yet determined the effect, if any; the adoption of SFAS No. 159 will have on our results of operations or financial position.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R) (“SFAS No. 158”). SFAS No. 158 changed the accounting rules for reporting and disclosures related to pensions and other postretirement benefit plans. At December 31, 2006, the Company adopted provisions of the statement to include on its balance sheet an additional net liability to reflect the funded status of retirement and other postretirement benefit plans. By 2008 the Company will be required to change the October 31 measurement date for the plan’s assets and obligations to its fiscal year end.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”) which clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands the disclosures about fair value measurements. SFAS No. 157 is effective as of January 1, 2008. The Company has not yet determined the effect, if any; the adoption of SFAS No. 157 will have on our results of operations or financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is supplemental to and should be read in conjunction with consolidated financial statements included elsewhere in this Quarterly Report. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that concern trends or events that potentially affect our business. These statements typically contain words such as “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends” or similar words indicating that future outcomes are not known with certainty and are subject to a variety of factors that could cause actual results to differ materially from those contemplated by these statements. For more details concerning forward-looking statements and risk factors affecting our business, see “Forward Looking Statements” and “Risk Factors” in this Quarterly Report. References in this Quarterly Report to “the Company”, “we”, “us” and “our” refer to Tube City IMS Corporation and its consolidated subsidiaries unless otherwise indicated by the context.

Matters Impacting Comparability of Results

The Acquisition. On January 25, 2007, Metal Services Holdco LLC, a wholly owned subsidiary of the Acquiror acquired all of the outstanding shares of the Company. As a result of the change in ownership, under GAAP we are required to present separately the operating results for the Predecessor period and the Successor period in the six month period that ended June 30, 2007. The following is a summary of the two periods:

•

January 1, 2007 to January 25, 2007. The results for the period from January 1, 2007 to January 25, 2007 and prior periods are included under the heading “Predecessor Company,” as they refer to us prior to the Acquisition.

•	January 26, 2007 to June 30, 2007. After the Acquisition, our results appear under the heading “Successor Company.”

The Acquisition was accounted for using the purchase method of accounting. Acquired tangible assets and assumed liabilities were recorded on our books at their estimated fair value. Because the acquisition consideration exceeded the fair value of the net identifiable tangible and intangible assets, we recorded goodwill in the transaction. As a result of the Acquisition, we increased the carrying value of property, plant and equipment by $23.9 million, and we recorded $156.6 million of identifiable intangible assets compared to $114.8 million that had been recorded in previous business combinations. The transaction also resulted in our recording $328.4 million of goodwill, an increase of $148.2 million over the $180.2 million in goodwill that had previously been recorded by the Predecessor Company. We anticipate our net increase in annual depreciation expense and annual amortization expense as a result of the Acquisition will be approximately $5.7 million and $2.8 million, respectively.

The Acquisition also had a significant impact on the results reported by the Predecessor Company. In connection with the Acquisition, the Predecessor Company recorded compensation and other costs associated with business combination of $18.6 million consisting of $16.3 million related to the termination of the Predecessor Company’s stock option plan, an additional $1.3 million in fringe benefits related to the option termination and $1.0 million of fees and expenses, primarily legal fees, associated with the Acquisition which were not reimbursed.

Results of Operations

Quarter ended June 30, 2007 compared to Quarter ended June 30, 2006

The following table sets forth each of the line items in our statement of operations for each of the periods indicated and the changes between the periods in terms of dollar amounts and percentage changes. The table also provides a reconciliation of total revenue to revenue after cost of scrap shipments for each of the periods presented.

	Successor Company Three months ended June 30, 2007	Predecessor Company Three months ended June 30, 2006	Variances
Statement of operations data:
Revenue:
Revenue from sale of materials	$333,185	$304,298	$28,887	9.5%
Service revenue	89,662	83,868	5,794	6.9%

Total revenue	422,847	388,166	34,681	8.9%
Costs and expenses:
Cost of scrap shipments	318,493	292,612	25,881	8.8%
Site operating costs	67,523	63,489	4,034	6.4%
Selling, general and administrative expenses	12,870	9,348	3,522	37.7%
Depreciation	13,719	11,728	1,991	17.0%
Amortization	2,711	1,804	907	50.3%

Total costs and expenses	415,316	378,981	36,335

Income from operations	7,531	9,185	(1,654)	-18.0%
Interest expense, net	(10,377)	(8,425)	(1,952)	23.2%

(Loss) income before income taxes	(2,846)	760	(3,606)	-474.5%
Income tax benefit (expense)	966	(323)	1,289	-399.1%

Net (loss) income	$(1,880)	$437	$(2,317)	-530.2%

Non-GAAP Financial Measures:
Revenue aftercost of scrap shipments:
Consolidated:
Total Revenue	$422,847	$388,166	$34,681	8.9%
Cost of scrap shipments	(318,493)	(292,612)	(25,881)	8.8%

Revenue after cost of scrap shipments	$104,354	$95,554	$8,800	9.2%

IMS Division:
Total Revenue	$79,515	$74,069	$5,446	7.4%
Cost of scrap shipments	109	(190)	299	-157.4%

Revenue after cost of scrap shipments	$79,624	$73,879	$5,745	7.8%

Tube City Division:
Total Revenue	$343,332	$314,097	$29,235	9.3%
Cost of scrap shipments	(318,602)	(292,422)	(26,180)	9.0%

Revenue after cost of scrap shipments	$24,730	$21,675	$3,055	14.1%

EBITDA
Net (loss) income	$(1,880)	$437	$(2,317)	-530.2%
Income tax (benefit) expense	(966)	323	(1,289)	-399.1%
Interest expense	10,377	8,425	1,952	23.2%
Depreciation	13,719	11,728	1,991	17.0%
Amortization	2,711	1,804	907	50.3%

EBITDA	$23,961	$22,717	$1,244	5.5%

EBITDA by operating segment:
IMS Division EBITDA	$16,394	$15,604	$790	5.1%
Tube City Division EBITDA	14,171	9,961	4,210	42.3%
Administrative EBITDA	(6,604)	(2,848)	(3,756)	131.9%

	$23,961	$22,717	$1,244	5.5%

Total Revenue. Total revenue for the second quarter of 2007 was $422.8 million compared to $388.2 million for the second quarter of 2006, an increase of $34.7 million or 8.9%. Revenue from sales of materials increased by $28.9 million or 9.5%, accompanied by an increase in the cost of scrap shipments of $25.9 million or 8.8%, related to an increase in the volume and market price of the raw materials we procured for our customers. The volume and market price increases generally had an offsetting effect on both line items and had a limited impact on our income from operations. Service revenue increased $5.8 million or 6.9% as a result of new customers and additional mill volume. The items that affect service revenue generally impact revenue after cost of scrap shipments and are discussed below.

IMS Division total revenue increased $5.4 million to $79.5 million. Factors that affected the IMS Division increase in total revenue also affected revenue after cost of scrap shipments and are discussed below. Tube City Division total revenue increased $29.2 million to $343.3 million primarily as a result of increased volume and higher scrap prices, but that increase was accompanied by a corresponding increase in the cost of scrap shipments of $26.2 million.

Revenue After Cost of Scrap Shipments. Revenue after cost of scrap shipments for the second quarter of 2007 was $104.4 million compared to $95.6 million during the second quarter of 2006, an increase of $8.8 million or 9.2%

IMS Division revenue after cost of scrap shipments increased $5.7 million to $79.6 million. The following factors contributed to the increase:

•

Two new sites in France, one of which was acquired in March 2006 and the other of which was started in October, 2006, and a new site in Belgium which began operating in April of 2007 contributed $1.6 million of additional revenue after cost of scrap shipments.

•

A new domestic site that began operating in May of 2006 but did not reach full capacity or efficiency until after the second quarter of 2006 contributed additional revenue after cost of scrap shipments of $0.5 million.

•	We earned an additional $0.5 million at a customer location where we began operations in 2005, but did not start operating certain metal recovery equipment until late in 2006.

•

In 2006 we entered into an agreement with a customer to design and install an automated surface conditioning facility at one of the customer’s mills. Design of the facility began in the fourth quarter of 2006 and certain procurement and construction occurred in the second quarter of 2007 resulting in $1.3 million of additional revenue after cost of scrap shipments.

•	We earned an additional $0.7 million at one of our operating sites created by inflationary indexed price escalators.

Tube City Division revenue after cost of scrap shipments increased $3.1 million to $24.7 million. The following factors contributed to the increase:

•	In 2006, we emphasized international opportunities in raw material procurement which helped increase revenue after cost of scrap shipments by $0.7 million.

•

We increased the margins and volume we generated in the non-contract portion of our raw material procurement business resulting in approximately $1.7 million of additional revenue after cost of scrap shipments.

Site Operating Costs. Site operating costs for the second quarter of 2007 were $67.5 million compared to $63.4 million in the second quarter of 2006, an increase of $4.0 million or 6.4%.

IMS Division site operating costs increased $4.4 million to $59.6 million. Key factors that resulted in the increase in revenue for the IMS Division also contributed to the increase in site operating costs, including:

•	We incurred $2.2 million of additional site operating costs related to new sites and the providing of new services at certain existing sites.

•	We incurred $1.1 million in connection with the design and construction of an automated surface conditioning facility.

•

For the remaining IMS Division operating sites, operating costs increased $1.1 million, or 2.2%, during the second quarter of 2007 compared to the second quarter of 2006 mainly driven by a $0.9 million increase in salaries and wages.

Tube City Division site operating costs were $7.9 million in the second quarter of 2007, a decrease of $0.4 million or 4.8%, compared to $8.4 million in second quarter of 2006. The decrease resulted primarily from cost reductions at a pre-production material handling site.

As a percentage of revenue after cost of scrap shipments, site operating costs decreased from 66.4% in the second quarter of 2006 to 64.7% in the second quarter of 2007. A large portion of the increase in revenue after cost of scrap shipments was created by our raw material procurement activities which typically do not result in increased site operating costs, but may result in additional selling, general and administrative expense.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the second quarter of 2007 was $12.9 million compared to $9.3 million in the second quarter of 2006, an increase of $3.5 million or 37.7%. The increase resulted primarily from a $1.6 million increase in operating performance based incentive compensation, a $0.4 million increase related to our new European sites and a $0.4 million increase related to our outsourced purchasing activities. Travel costs increased $0.3 million and wages and salaries increased $0.5 million.

EBITDA. EBITDA for second quarter of 2007 was $24.0 million compared to $22.7 million in the second quarter of 2006, an increase of $1.2 million or 5.5%. Increases in IMS and Tube City Division EBITDA was offset by increased administrative costs.

IMS Division EBITDA increased $0.8 million to $16.4 million which was driven largely by a $1.1 million improvement at a site where we began operations in 2005 but incurred additional costs associated with the start-up of the operation into 2006. This increase was partially offset by a decrease of $0.3 million at a small customer site where we are concluding an operation that was recovering metal from an existing inventory of slag at a customer site where steel production previously ceased.

Tube City Division EBITDA in the second quarter of 2007 was $14.2 million compared to $10.0 million for the second quarter of 2006, an increase of $4.2 million or 42.3%. Approximately $3.2 million resulted from raw material procurement activities as we expanded our services offerings internationally and increased volume and margin with non-contract customers. $1.0 million of the increase was generated by our material handling activities.

Expenses incurred by our administrative segment were $6.6 million in the second quarter of 2007 compared to the $2.8 million incurred during the second quarter of 2006, an increase of $3.8 million. The increase resulted from a $2.1 million increase in safety and operating performance based compensation costs, an increase in professional fees of $0.3 million, an increase in travel costs of $0.2 million and an increase in salaries and wages of $0.2 million.

Depreciation and Amortization. Depreciation expense for the second quarter of 2007 was $13.7 million compared to $11.7 million in the second quarter of 2006, an increase of approximately $2.0 million or 17.0% which included $1.5 million of additional depreciation expense associated with the incremental fair value recognized in the business combination and additional depreciation associated with capital expenditures over the last twelve months. Amortization expense for the second quarter of 2007 was $2.7 million compared to $1.8 million for the second quarter of 2006, an increase of $0.9 million or 50.3% which resulted from the incremental fair value recognized in other intangible assets in the business combination.

Interest Expense. Interest expense for the second quarter of 2007 was $10.4 million compared to $8.4 million for the second quarter of 2006, an increase of $2.0 million or 23.2%. The increase was driven by higher debt levels resulting from the recapitalization of the company related to the Acquisition and an increase in underlying market interest rates.

Income Tax Benefit. The income tax benefit for the second quarter of 2007 was $1.0 million or 33.9% of our pre-tax loss, compared to a $0.3 million expense or 42.5% of our pre-tax income for the second quarter of 2006. The change in the effective rate was driven by the amount of permanent differences related to nondeductible marketing expenses and residual United States tax on foreign income and a change in state and foreign tax rates.

Non-GAAP Combined six months ended June 30, 2007 compared to six months ended June 30, 2006

As a result of the Acquisition and the resulting change in ownership, under GAAP we are required to present separately in our 2007 statements our operating results for the predecessor period from January 1, 2007 to January 25, 2007 and the successor period from January 26, 2007 to June 30, 2007. Due to the different accounting periods created in 2007, we believe that presenting our 2007 results on an arithmetically combined basis provides a more useful presentation. Where we refer to financial measures presented on a “non-GAAP combined” basis, we refer to the arithmetic sum of our predecessor period and successor period in 2007 without giving effect to the purchase accounting for the period, cost savings, interest expense or other pro forma adjustments resulting from the Acquisition. This presentation will not be indicative of future results. See “Matters Impacting Comparability of Results.” We believe that such comparisons are useful in evaluating our financial performance.

The following table sets forth each of the line items in our statement of operations for each of the periods indicated and the changes between the periods in terms of dollar amounts and percentage changes. The table also provides a reconciliation of total revenue to revenue after cost of scrap shipments for each of the periods presented.

	Successor Company Period from Jan 26 to June 30 2007	Predecessor Company Period from Jan 1 to Jan 25 2007	Combined Non-GAAP Six months 2007	Six months 2006	Variances
Revenue:
Revenue from sale of materials	$542,992	$74,592	$617,584	$536,322	$81,262	15.2%
Service revenue	153,804	20,568	174,372	159,921	14,451	9.0%

Total revenue	696,796	95,160	791,956	696,243	95,713	13.7%
Costs and expenses:
Cost of scrap shipments	521,419	70,656	592,075	514,517	77,558	15.1%
Site operating costs	113,817	17,917	131,734	119,730	12,004	10.0%
Selling, general and administrative expenses	20,921	3,839	24,760	19,469	5,291	27.2%
Compensation and other expenses related to business combinations	—	18,631	18,631	—	18,631
Depreciation	23,714	3,287	27,001	23,475	3,526	15.0%
Amortization	4,197	507	4,704	3,607	1,097	30.4%

Total costs and expenses	684,068	114,837	798,905	680,798	118,107

Income (loss) from operations	12,728	(19,677)	(6,949)	15,445	(22,394)	-145.0%
Other income, net	—	613	613	—	613
Interest expense, net	(18,418)	(2,460)	(20,878)	(16,475)	(4,403)	26.7%
Loss from equity investment	—	—	—	(5)	5	-100.0%

Loss before income taxes	(5,690)	(21,524)	(27,214)	(1,035)	(26,179)	2529.4%
Income tax benefit	1,828	7,902	9,730	631	9,099	1442.0%

Net loss	$(3,862)	$(13,622)	$(17,484)	$(404)	$(17,080)	4227.7%

Non-GAAP Financial Measures:
Revenue after cost of scrap shipments:
Consolidated:
Total Revenue	$696,796	$95,160	$791,956	$696,243	$95,713	13.7%
Cost of scrap shipments	(521,419)	(70,656)	(592,075)	(514,517)	(77,558)	15.1%
Loss from equity investment	—	—	—	(5)	5	100.0%

Revenue after cost of scrap shipments	$175,377	$24,504	$199,881	$181,721	$18,160	10.0%

IMS Division:
Total Revenue	$136,586	$17,670	$154,256	$141,214	$13,042	9.2%
Cost of scrap shipments	40	71	111	(529)	640	-121.0%

Revenue after cost of scrap shipments	$136,626	$17,741	$154,367	$140,685	$13,682	9.7%

Tube City Division:
Total Revenue	$560,210	$77,490	$637,700	$555,029	$82,671	14.9%
Cost of scrap shipments	(521,459)	(70,727)	(592,186)	(513,988)	(78,198)	15.2%
Loss from equity investment	—	—	—	(5)	5	-100.0%

Revenue after cost of scrap shipments	$38,751	$6,763	$45,514	$41,036	$4,478	10.9%

EBITDA
Net loss	$(3,862)	$(13,622)	$(17,484)	$(404)	$(17,080)	4227.7%
Income tax benefit	(1,828)	(7,902)	(9,730)	(631)	(9,099)	1442.0%
Interest expense	18,418	2,460	20,878	16,475	4,403	26.7%
Depreciation	23,714	3,287	27,001	23,475	3,526	15.0%
Amortization	4,197	507	4,704	3,607	1,097	30.4%

EBITDA	$40,639	$(15,270)	$25,369	$42,522	$(17,153)	-40.3%

EBITDA by operating segment:
IMS Division EBITDA	$30,912	$706	$31,618	$30,715	$903	2.9%
Tube City Division EBITDA	21,309	2,751	24,060	18,395	5,665	30.8%
Administrative EBITDA	(11,582)	(18,727)	(30,309)	(6,588)	(23,721)	360.1%

	$40,639	$(15,270)	$25,369	$42,522	$(17,153)	-40.3%

Total Revenue. Total revenue for the non-GAAP combined first six months of 2007 was $792.0 million compared to $696.2 million for the first six months of 2006, an increase of $95.7 million or 13.7%. Revenue from sales of materials increased by $81.3 million or 15.2%, accompanied by an increase in the cost of scrap shipments of $77.6 million or 15.1%, related to an increase in the volume and market price of the raw materials we procured for our customers. The volume and market price increases generally had an offsetting effect on both line items and had a limited impact on our income from operations. Service revenue increased $14.5 million or 9.0% as a result of new customers and additional mill volume. The items that affect service revenue generally impact revenue after cost of scrap shipments and are discussed below.

IMS Division total revenue increased $13.0 million to $154.3 million. Factors that affected the IMS Division increase in total revenue also affected revenue after cost of scrap shipments and are discussed below. Tube City Division total revenue increased $82.7 million to $637.7 million primarily as a result of increased volume and higher scrap prices, but that increase was accompanied by a corresponding increase in the cost of scrap shipments of $78.2 million.

Revenue After Cost of Scrap Shipments. Revenue after cost of scrap shipments for the combined non-GAAP first six months of 2007 was $199.9 million compared to $181.7 million during the first six months of 2006, an increase of $18.2 million or 10.0%.

IMS Division revenue after cost of scrap shipments increased $13.7 million to $154.4 million. The following factors contributed to the increase:

•

Two new sites in France, one of which was acquired in March 2006 and the other of which was started in October, 2006, and a new site in Belgium which began operating in April of 2007 contributed $3.8 million of additional revenue after cost of scrap shipments.

•

A new domestic site that began operating in May 2006 but did not reach full capacity or efficiency until after the second quarter of 2006 contributed additional revenue after cost of scrap shipments of $0.9 million.

•

One customer experienced a work stoppage at one of its operating sites for a significant portion of the first six months of 2007. We provided additional services at the site to supplement their production during the work stoppage, resulting in additional revenue after cost of scrap shipments of approximately $3.3 million.

•	We earned an additional $1.3 million at a customer location where we began operations in 2005, but did not start operating certain metal recovery equipment until late in 2006.

•

In 2006 we entered into an agreement with a customer to design and install an automated surface conditioning facility at one of the customer’s mills. Design of the facility began in the fourth quarter of 2006 and certain procurement and construction occurred in the second quarter of 2007 resulting in $1.8 million of additional revenue after cost of scrap shipments.

Tube City Division revenue after cost of scrap shipments increased $4.5 million to $45.5 million. The following factors contributed to the increase:

•	In 2006, we emphasized international opportunities in raw material procurement which helped increase revenue after cost of scrap shipments by $1.4 million.

•

We increased the volume of raw materials we procured for our customers by 9.2% increasing revenue after cost of scrap shipments by approximately $1.5 million. Changes in the mix of products sold increased our margins on raw materials we procured for our customers by 10.1% resulting in additional revenue after cost of scrap shipments of $1.7 million.

Site Operating Costs. Site operating costs for the non-GAAP combined first six months of 2007 were $131.7 million compared to $119.7 million in the first six months of 2006, an increase of $12.0 million or 10.0%.

IMS Division site operating costs increased $11.8 million to $115.6 million. Key factors that resulted in the increase in revenue for the IMS Division also contributed to the increase in site operating costs, including:

•	We incurred $7.3 million of additional site operating costs related to new sites and the providing of new services at certain existing sites.

•	We incurred $1.6 million in connection with the design of an automated surface conditioning facility.

For the remaining IMS Division operating sites, operating costs increased $2.9 million, or 3.2%, during the non-GAAP combined first six months of 2007 compared to the first six months of 2006 largely as the result of a $1.6 million or 4.8% increase in salary and wage costs.

Tube City Division site operating costs were $16.2 million in the non-GAAP combined first six months of 2007, a slight increase of $0.2 million or 1.1%, compared to $16.0 million in the first six months of 2006.

Site operating costs were 65.9% of revenue after cost of scrap shipments for both the non-GAAP combined first six months of 2007 and the first six months of 2006.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the non-GAAP combined first six months of 2007 were $24.8 million compared to $19.5 million in the first six months of 2006, an increase of $5.3 million or 27.2%. The increase resulted primarily from a $2.1 million increase in safety and operating based incentive compensation, a $0.6 million increase related to our new European sites and a $0.6 million increase related to our raw material procurement activities.

Compensation and other expenses associated with business combination. The compensation and other expenses associated with the business combination the Predecessor Company incurred during the period from January 1, 2007 to January 25, 2007 were specifically related to the Acquisition and are not recurring. They consisted of $16.3 million recognized in connection with the changes to and the subsequent cancellation of the Predecessor Company’s stock option plan, $1.3 million in associated fringe benefit costs and $1.0 million of costs associated with the Acquisition (primarily legal fees) that were not reimbursed in the Acquisition and were therefore charged to the Predecessor Company’s operations.

EBITDA. EBITDA for the non-GAAP combined first six months of 2007 was $25.4 million compared to $42.5 million in the first six months of 2006, a decrease of $17.1 million or 40.3%. The decrease was entirely the result of $18.6 million of compensation and other expenses related to business combinations which are not recurring in nature. The impact of that was partially offset by a $0.6 million gain in other income that resulted from the termination of the Predecessor Company’s interest rate swap agreements which was also non-recurring in nature.

IMS Division EBITDA increased $0.9 million to $31.6 million which was driven largely by a $0.7 million increase from additional services provided at a customer site that was experiencing a work stoppage, $0.3 million at new European sites and a $0.9 million improvement at a site where we began operations in 2005 but incurred additional costs associated with the start-up of the operation into 2006. These increases were largely offset by the additional costs associated with a change in operating configuration at a large customer site.

Tube City Division EBITDA in the non-GAAP combined first six months of 2007 was $24.1 million compared to $18.4 million for the first six months of 2006, an increase of $5.7 million or 30.8%. Approximately $1.0 million resulted from additional international raw material procurement opportunities and an additional $2.9 million from changes in margins and mix of raw materials procured for our customers. The Division’s raw material handling activities also generated $2.0 million of additional EBITDA.

Expenses incurred by our administrative segment were $30.3 million in the non-GAAP combined first six months of 2007 compared to the $6.6 million incurred during the first six months of 2006, an increase of $23.7 million which was driven by $18.6 million in compensation and other expenses associated with the Acquisition, a $2.1 million increase in safety and operating performance based compensation costs, a $0.6 million increase in professional fees and a $0.4 million increase in our bad debt expense also contributed to the total increase.

Depreciation and Amortization. Depreciation expense for the non-GAAP combined first six months of 2007 was $27.0 million compared to $23.5 million in the first six months of 2006, an increase of approximately $3.5 million or 15.0% which included $2.5 million of additional depreciation expense associated with the incremental fair value recognized in the business combination and additional depreciation associated with capital expenditures over the last twelve months. Amortization expense for the non-GAAP combined first six months of 2007 was $4.7 million compared to $3.6 million for the first six months of 2006, an increase of $1.1 million or 30.4% which resulted from the incremental fair value recognized in other intangible assets in the business combination.

Interest Expense. Interest expense for the first non-GAAP combined first six months of 2007 was $20.9 million compared to $16.5 million for the first six months of 2006, an increase of $4.4 million or 26.7%. The increase was driven by higher debt levels resulting from the recapitalization of the company related to the Acquisition and an increase in underlying market interest rates.

Other Income. In November 2006, the Predecessor Company terminated its then outstanding interest rate swap agreements, received cash proceeds of $1.1 million and recorded a credit to other comprehensive income related to the proceeds. A portion of those proceeds were amortized as a reduction of interest expense in the fourth quarter of 2006 and in the period from January 1, 2006 to January 25, 2006. Immediately prior to the Acquisition, the Company recognized a gain of $0.6 million in current earnings reducing the amount that remained in accumulated other comprehensive income related to the termination of the Predecessor Company’s interest rate swap agreements.

Income Tax Benefit. The income tax benefit for the non-GAAP combined first six months of 2007 was $9.7 million or 35.7% of our pre-tax loss, compared to a $0.6 million benefit or 61.0% of our pre-tax loss for the first six months of 2006. The change in the effective rate was driven by the amount of permanent differences related to nondeductible marketing expenses and residual United States tax on foreign income and a change in state and foreign tax rates.

Liquidity and Capital Resources

Our working capital needs are largely driven by changes in accounts receivable and accounts payable associated with our outsourced purchasing activities. Fluctuations in accounts receivable and accounts payable can have a significant short-term impact based on the timing of receipts from our customers and payments to our vendors, but such fluctuations tend to be less volatile over the longer term. Our inventory consists of a small volume of scrap we sell for our own account, spare parts for equipment repairs and raw material shipments in transit. Inventory fluctuations are generally not significant in comparison to the fluctuations in accounts receivable and accounts payable. We had cash and cash equivalent balances of $3.1 million and $3.2 million on June 30, 2007 and December 31, 2006, respectively. After reductions for revolving loans and outstanding letters of credit, we had availability under our senior secured ABL facility of $97.3 million at June 30, 2007 and $15.9 million under our previous revolving credit facility at December 31, 2006. We believe that cash flow from operations, together with our revolving credit facility, will be sufficient to fund operating, capital and debt service requirements.

Cash Flow

Cash flow provided by operating activities in the non-GAAP combined first six months of 2007 was $35.6 million compared to $8.9 million for the first six months of 2006, an increase of $27.6 million. The increase resulted primarily from working capital items which provided $13.0 million of cash flow in non-GAAP combined first six months of 2007 compared to the first six months of 2006 when working capital used $16.3 million of cash. In both periods, the cash used by working capital items resulted from the timing of collection of accounts receivable, payment of accounts payable and the amount of in-transit scrap inventory.

Net cash used in investing activities in the non-GAAP combined first six months of 2007 was $622.3 million consisting primarily of $596.5 million resulting from the Acquisition and $25.9 million in capital expenditures. Net cash used in investing activities in the first six months of 2006 was $22.6 million which included $20.6 million in capital expenditures and $1.7 million paid to acquire two new businesses. The increases in capital expenditures of $5.3 million was largely caused by capital expenditures related to new business activities in Europe which totaled $4.4 million in the first six months of 2007.

Net cash provided by financing activities in the non-GAAP combined first six months of 2007 was $590.1 million. The amount was comprised of proceeds from new credit facilities and notes issued in connection with the Acquisition of $440.5 million and capital contributions associated with the Acquisition of $199.2 million. On the date of the Acquisition, the Company received proceeds from its new ABL revolving facility of $50.5 million. The Company, between the date of the Acquisition and June 30, 2007, made net repayments of $9.6 million and paid off $9.3 million of obligations assumed from the Predecessor Company. The Company incurred $15.8 million of debt issuance fees associated with its new credit facilities and senior subordinated notes and the Company repaid $2.1 million of capital leases, installment notes and financed insurance during the non-GAAP combined first six months of 2007. Net cash used by financing activities for the first six months of 2006 consisted of $5.5 million in scheduled payments on the Predecessor Company’s term loan, capital leases and other indebtedness.

Forward Looking Statements

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events. Such forward-looking statements include the discussions of our business strategies, estimates of future global steel production and other market metrics and our expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions of this Quarterly Report, the words “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, there can be no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, risks associated with:

•	decreased steel production in North America and elsewhere;

•	the loss, financial difficulty or insolvency of a significant customer and the concentration of credit risk with certain significant customers;

•	exchange rate fluctuations, increases in energy prices and price and inventory risk;

•

competition, including pricing pressures from existing or future competitors, failure to maintain competitive advantages, and the failure to develop or expand our operations with our existing and new customers;

•	operating risks, including equipment failures or the failure to make accurate estimates in bidding for new long-term contracts;

•	failure to maintain existing and attracting new key personnel;

•	successful integration of acquisitions, risks related to acquisitions and joint ventures and the expansion of our international operations;

•	claims and litigation relating to environmental contamination, including in respect of former businesses;

•	internal controls over financial reporting;

•	our underfunded pension and other post-employment benefit plans; and

•	the other factors set forth in Item 1A “Risk Factors.”

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report. We assume no obligation to update any forward-looking statements after the date of this Quarterly Report as a result of new information, future events or developments except as required by federal securities laws.

Item 3.	Quantitative and Qualitative Disclosure about Market Risks

We do not carry market risk sensitive instruments for trading purposes, but we are exposed to the impact of interest rate and commodity price changes and, to a lesser extent, foreign currency fluctuations. In the normal course of business, we employ established policies and procedures to manage our exposure changes in interest rates on our variable rate debt using financial instruments we deem appropriate.

Interest Rate Risk

On January 25, 2007 in connection with the sale to the Acquiror, the Company repaid all amounts outstanding under our Second Amended and Restated Credit Facility which included $323.9 million of first lien term debt, $50.0 million of second lien term debt and $20.3 million of revolving bank borrowings under the facility. The Company then entered into new financing agreements which included a $165.0 million variable rate term loan and a $165.0 million variable rate, asset-based, revolving line of credit. We drew $50.5 million on the revolver at closing. Assuming no changes in outstanding variable rate borrowings from the amounts initially drawn, a hypothetical 1.0% change in underlying variable rates would change our annual interest expense and cash flow from operations by approximately $2.2 million. However, in March 2007, as part of our overall strategy to reduce the volatility associated with variable rate debt, we entered into swap agreements with notional amounts totaling $120.0 million locking in a fixed LIBOR of 5.029%. Factoring in the impact of the swap agreements, which reduce our overall exposure to changes in underlying variable interest rates, a hypothetical 1.0% change in underlying interest expense would change our annual interest expense and cash flow from operations by approximately $1.0 million.

Foreign Currency Risk

Movements in foreign currency exchange rates may affect the translated value of our earning and cash flow associated with our foreign operations as well as the translation of net asset or liability positions that are denominated in foreign currencies. For the period from January 26, 2007 to June 30, 2007, we derived approximately 95% of our revenue after cost of scrap shipments from providing services and products to North American steel mills. In countries outside the United States, we generate revenue and incur operating expenses denominated in local currencies. For the period from January 26, 2007 to June 30, 2007, we generated approximately $1.5 million of income from operations in foreign currencies. On an annual basis, we expect operating income in these countries would decrease or increase by approximately $0.3 million if all foreign currencies uniformly weaken or strengthen 10% relative to the U.S. dollar. As part of our growth strategies discussed above and elsewhere in this Quarterly Report, we are seeking to increase our operations overseas with the possibility that such operations will increase our foreign currency risk. We also plan to employ strategies, when appropriate, to mitigate foreign currency risk, and such strategies may include the use of derivative financial instruments.

Commodity Risk

Our operations, which include buying, selling and preparing scrap and other raw materials for our customers, have limited scrap price risk. In general, we carry little inventory relative to our sales volume. We typically purchase scrap only after receiving a firm purchase order from our customers and thereby limit the risk of changes in scrap and other raw material prices. However, we do maintain some inventory at warehouse locations and two retail operations, and we do, at times, purchase quantities of raw material and scrap in excess of immediate sales commitments or have sales commitments without a corresponding right to purchase all of the material required to fulfill the commitment. As a result, we have some exposure to changes in raw material prices, but we believe that this exposure is generally not material to us.

We also purchase commodities for use in our operations, most notably diesel fuel. We consume approximately 10 million gallons of diesel fuel annually and incurred $10.8 million in fuel costs during the first half of 2007. We estimate that a 10% change in the price of fuel would affect income from operations by approximately $2.2 million per year. To help mitigate the risk of changes in fuel and other commodity risks, substantially all of our contracts contain pricing escalators based on published price indices that would generally offset some portion of fuel price changes. However, the timing of the impact of changes in commodity prices will generally precede the impact of a price escalator. For example, changes in commodity prices in 2007 would likely change the indices used to calculate the 2008 price escalator.

Item 4.	Controls and Procedures

The Company’s senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings.

The Company is controlled by Onex Partners II LP, an affiliate of Onex Corporation, a public company listed on the Toronto Stock Exchange. The Company is in the process of implementing changes in internal controls over financial reporting as required by applicable Canadian regulations.

PART II – Other Information

Item 1A.	Risk Factors

A decrease in production of steel by our customers as a result of economic or other factors can have a negative impact on our results of operations.

We derive substantially all of our total revenue from providing services and products to North American steel mills. The majority of the fees that we collect for our services are based on steel production at our customers’ mills, and accordingly, a decline in production by our customers can have a direct negative impact on our revenue and other results of operations. Many factors can adversely affect the production of steel by our customers, including, but not limited to:

•	a decrease in the demand for steel as a result of general economic conditions or conditions in certain industries such as the automotive, appliance, construction and energy industries;

•

an increase in imports of steel that may result in an oversupply of steel in the North American market that displaces our customers’ steel production, including as a result of adverse changes in currency rates or import and export tariffs, such as the revocations of certain U.S. tariffs on imported carbon steel plate and corrosion-resistant steel sheet announced in December 2006;

•	the imposition of significant restrictions, including foreign tariffs, or costs, including increased energy prices, for exporting steel products internationally;

•	damage to or equipment failure at customers’ facilities; and

•	suspension of work or planned outages.

All of these factors are beyond our control. Periods of diminished or weakened demand for our services have occurred in the past and may occur in the future as a result of lower steel production volume. These and other similar adverse developments could cause a material decrease in our revenue and profits.

We rely on a number of significant customers and contracts, the loss of any of which could have a material adverse effect on our results of operations.

A reduction in activity by a customer at a given site (or its decision to idle or permanently close the site) would reduce the revenue we receive from such customer. A loss of a significant customer or the partial loss of a customer’s business through the termination or non-renewal of a significant contract with us, or shut down of a site, could have a material adverse effect on our revenue and other results of operations. In general, our contracts are not terminable without cause. However, certain of our contracts with one of our significant customers contain provisions providing for the right after 2010 to terminate for convenience through the payment of scheduled termination fees based on the remaining years of the contracts.

Further, because our business is conducted under long-term contracts (often servicing the same steel company under separate, site-specific contracts with our various divisions or operating units) and is highly dependent on business relationships, it could be very difficult to replace a current customer or contract with a new customer or contract. Even if we were to replace a significant customer or contract, we might not be able to find another customer or enter into a replacement contract that would provide us with comparable service revenue. We may lose significant customers or contracts in the future, and any resulting losses could adversely affect results of operations.

Some of our customers could experience financial difficulties, which could have a negative impact on our results of operations.

Between 2001 and 2003, excess global production capacity, subsidized international steel leading to exceptional import levels and weak economic conditions resulted in a significant restructuring of the North American steel industry. We believe that such restructuring drove the emergence of a financially stable, competitive base of producers in North America. Despite such structural improvements, during a material economic downturn in the steel industry or due to company-specific events, some of our customers could experience financial difficulties and close operations or significantly decrease production for an extended period, suffering losses and weakening their financial position. The resulting decrease in business volumes would have a material adverse effect on our business, financial condition, results of operations and cash flows.

If our customers suffer significant financial difficulty, they also may not pay us for work we performed, which could have a material adverse effect on our results of operations. As we experienced between 2001 and 2003, it is possible that customers may reject their contractual obligations to us under bankruptcy laws or otherwise. Significant customer bankruptcies could further adversely impact our revenue after cost of scrap shipments and increase our operating expenses by requiring larger provisions for bad debt. In addition, even when our contracts with these customers are not rejected, if customers are unable to meet their obligations on a timely basis, it could adversely impact our ability to collect receivables, the valuation of inventories and the valuation of long-lived assets of our business, as well as negatively affect the forecasts used in performing our goodwill impairment testing under SFAS No. 142, Goodwill and Other Intangible Assets. If we determine that goodwill or other assets are impaired or that inventories or receivables cannot be realized at recorded amounts, we would be required to record a write-down in the period of determination, which would reduce our net income or increase our net loss for that period. Further, we may have to negotiate significant discounts and/or extended financing terms with these customers in such a situation, each of which could have an adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to concentrated credit risk.

We are party to multiple long-term contracts with many of our customers. Our relative concentration of significant customers, combined with the risk of customer financial difficulties and resulting impacts on us as described above, exposes us to concentrated credit risk or the risk of reduced borrowing capacity under our senior secured ABL facility. Further consolidation among any of the steel industry’s larger companies, many which are our customers, could further increase the concentration of credit risk we face.

For all of these reasons, there are potential uncertainties associated with our service revenue expectations from customer contracts, and investors should not place undue reliance on these expectations.

Amounts included in our backlog may not result in actual revenue or translate into profits.

Our backlog may not be realized as revenue or, if realized, may not result in profits. Backlog is often difficult to determine with certainty. As of December 31, 2006, and based on 2006 production volumes and contract terms, we estimate that our existing multi-year contracts will generate $2.4 billion in future service revenue, or backlog. Our backlog includes significant estimates and is based on assumptions that may prove to be incorrect. Accordingly, investors should not place undue reliance on our calculations of backlog. Reductions in backlog due to cancellation by a customer or for other reasons could significantly reduce the revenue and profit we actually receive from contracts included in backlog. In the event of a cancellation, we may be reimbursed for certain costs but typically have no contractual right to the amount of service revenue reflected in our backlog. Our customers’ future requirements and our estimates included in backlog may prove to be unreliable. If our backlog fails to materialize, we could experience a reduction in service revenue and a decline in profitability, which would result in a deterioration of our financial condition, profitability and liquidity.

We face significant competition in the markets we serve.

The outsourced steel services industry is highly competitive in most service categories and geographic regions. Direct competitors include Harsco Corporation through its MultiServ division, Edward C. Levy Co., the David J. Joseph Company and Stein Steel Mill Services, Inc. Certain of our competitors, in particular MultiServ, are companies or divisions or operating units of companies that have greater financial and other resources than we do. Competition is based largely upon service quality, price, past experience and reputation. In order to maintain competitiveness, we may be required to reduce our prices or make other concessions. Such actions could have a material adverse effect on our business, financial condition, results of operations and cash flows. On a larger scale, we also compete with the internal steel production support service capabilities of some of our customers, and, in some cases customers have replaced our services with internally provided support services. As a result, we may not be able to retain or renew our existing contracts, and we may not be able to continue to compete successfully against existing or new competitors. Any such failure could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are exposed to work stoppages and increased labor costs resulting from labor union activity among our employees and those of our customers.

Our negotiations of new labor agreements with our union employees are time consuming and subject to many factors outside of our control, and we may not be successful in such negotiations. Each regularly scheduled negotiation of labor agreements may result in increased labor costs. If we are unable to negotiate new terms with our unionized labor successfully as their contracts become due, we could experience a work stoppage, which could adversely impact our results of operations or, in the worst case scenario, lead to the termination of contracts with one or more of our significant customers.

In addition, many of our customers have employees who are members of trade unions. Because our service revenue is primarily derived from steel mill production, a prolonged work stoppage or frequent work stoppages in our customers’ mills could cause a decline in production and a reduction in our revenue, profitability and cash flow.

We maintain business interruption insurance coverage for certain of our sites to help protect us in the event of a labor stoppage by a customer’s union, but such insurance may not cover our losses or our losses may be in excess of our insurance coverage.

Increases in energy prices could increase our operating costs and reduce profitability.

Worldwide political and economic conditions and extreme weather conditions, among other factors, may result in an increase in the volatility of energy costs, both on a macro basis and for us specifically. To the extent that such costs cannot be passed to customers in the future on a timely basis or at all, whether as a result of price escalators or otherwise, operating income and results of operations may be adversely affected.

Some of our operations are subject to market price and inventory risk.

Although significant portions of our operations are more sensitive to changes in steel production than to changes in prices, certain of our business operations subject us directly to price and/or inventory risk. In particular:

•	we routinely maintain a limited quantity of unsold scrap inventory at two of our scrap processing facilities, subjecting us to inventory risk;

•

in order to ensure an adequate supply of raw materials to contracted customers, there are occasions when we may purchase quantities of raw materials, such as hot briquetted iron and scrap, in excess of immediate sales commitments. Similarly, we may have contractual commitments to provide certain raw materials to customers without a corresponding right to purchase all of the materials required to fulfill our commitment;

•	we typically have the right to sell for our own account, subject to royalty payments to the host mill, certain slag under our contracts; and

•	we generate a portion of our revenue in our outsourced purchasing activities from procurement fees that can be influenced by changes in prices, market conditions and competition.

If we are unable to manage inventory or price risk, our results of operations and profitability could be negatively impacted.

We expend significant funds and resources to integrate ourselves into our customers’ sites, but may not receive significant profits from such efforts for several years.

The development or expansion of our operations at our customers’ mill sites may involve a long payback cycle. Depending on the scope of services that we provide, we could expend significant funds and resources in connection with newly-added sites or services before such efforts result in any significant profits. We continue to review possible opportunities for establishing operations at new customer sites that will generate additional profits, but those opportunities, particularly with respect to scrap handling, slag processing and surface conditioning also require significant capital spending. If the profits anticipated from our capital spending are delayed or not consistent with our expectations, it could have a material adverse effect on our cash flows.

Our business is subject to environmental regulations that could expose us to liability, increase our cost of operations and otherwise have a material adverse effect on our results of operations.

Our business and that of our customers are subject to extensive regulation related to protection of the environment, including requirements concerning the handling, storage and disposal of waste materials, air emissions, wastewater discharges, and the cleanup of contaminated sites. We and our customers are regulated and monitored by environmental agencies because of the high level of environmental risk in the steel industry. As a result, we have been involved from time to time in environmental regulatory or judicial proceedings. Environmental regulations are becoming increasingly stringent, and we may be subject to enhanced enforcement. If we are not in compliance with such requirements, we could be required to make significant expenditures to cure violations. In such circumstances, we could also be subject to material fines or penalties and, potentially, criminal sanctions.

Violations of environmental laws, accidents or releases of hazardous materials by us or our customers could result in temporary shutdowns or interruptions in our operations. If that happened, it could have a material adverse effect on our results of operations.

In addition, environmental laws regarding clean up of contamination may, in certain circumstances, impose joint and several liability, resulting in our liability for the cost of such cleanup, without regard to any negligence or fault on our part. Such laws may expose us to liability for conditions caused by others or by our acts that were in compliance with all applicable laws at the time such acts were performed, including environmental conditions arising with respect to premises we no longer occupy.

Our business involves a number of operating risks, and our failure to properly manage these risks could result in liabilities not fully covered by insurance and loss of future business and could have a material adverse effect on results of operations.

Our business activities involve certain operating hazards that can result in personal injury and loss of life, damage and destruction of operating equipment, damage to the surrounding areas, interruption or suspension of operations at a customer site and loss of revenue and future business. Under certain circumstances, we may be required to indemnify our customers against such losses even though we may not be at fault. While we have in place policies to minimize the risk of serious injury or death to our employees or other visitors to our operations, we may nevertheless be unable to avoid material liabilities for any such death or injury that may occur in the future, and these types of incidents may have a material adverse effect on our financial condition. Although we believe that we have obtained adequate insurance, there can be no assurance that our insurance will be sufficient or effective under all circumstances or against all claims or hazards to which we may be subject or that we will be able to continue to obtain adequate insurance protection. A successful claim for damage resulting from a hazard for which we are not fully insured could adversely affect our results of operations. In addition, if we were to be held responsible for an accident at one of our customer sites that resulted in significant losses to them and/or an interruption or suspension of their operations, we could lose such customer’s business. Moreover, such events may adversely affect our reputation in the steel industry, which may make it difficult to renew or extend existing contracts or gain new customers.

Equipment failure, adverse weather conditions and similar events could cause business interruptions that have a material adverse effect on our results of operations.

Our steel production support services depend on critical pieces of mobile heavy equipment, including steel slab carriers, large earth moving front-end loaders/track loaders, pot carriers, pallet carriers, hydraulic/cable cranes, large off-highway trucks, magnetic separating and processing plants, surface conditioning machines and other equipment. Such equipment may, on occasion, be out of service as a result of unanticipated failures, fires, explosions or adverse weather conditions. Because the significant majority of our service revenue derives from volume of materials processed, business interruptions can have a material adverse effect on our results of operations. Furthermore, any interruption in service capability may require us to make large capital expenditures to remedy the situation, which could have a negative effect on our financial condition, profitability and cash flows. In addition, unexpected equipment failures by our customers or our customers’ other vendors might result in temporary shutdowns or interruptions in their operations that, in turn, might result in reduction of the services provided to these customers.

Although we maintain business interruption insurance, any recovery under this insurance coverage may not fully offset the lost revenue after cost of scrap shipments or increased costs that we experience during the disruption of operations. In addition to the lost revenue that may not be recoverable through insurance, longer-term business disruption could result in a loss of customers. If this were to occur, future sales levels, and, therefore, our profitability could be adversely affected.

If we fail to make accurate estimates in bidding for long-term contracts, it could adversely affect our profitability.

The majority of our revenue after cost of scrap shipments are derived from locations where we have long-term contracts that typically have a term of five to 10 years. When bidding for a job, we are required to estimate the amount of production at a particular steel mill and the costs of providing services. In general, the higher the estimated volume of steel production at a site, the lower the unit price per volume of product handled or service provided that we can offer. Other estimates that will determine the unit price per volume that we can offer include local labor, transportation and equipment costs. If our volume estimates for a contract ultimately prove to be too high, or our cost estimates prove to be too low, our profitability under that contract will be adversely affected.

We may be subject to potential environmental and other liabilities associated with former businesses.

We may be subject to liability related to lines of business that we no longer own or operate, including liability related to subsidiaries that we have sold or spun off. Some of our former lines of business are engaged in environmentally sensitive businesses such as the operation of hazardous waste landfills. In addition, we and our former subsidiaries have been and may in the future be subject to asbestos-related personal injury claims. Although we have various indemnities, contractual protections, insurance coverage and legal defenses with respect to asbestos-related claims related to these former lines of business, we may be liable for such claims if the indemnities and contractual protections fail, if our insurance coverage is exhausted or if a court does not recognize our legal defenses. The discovery of material liabilities relating to former lines of business could have a material adverse effect on our business, financial condition or future prospects.

The future success of our business depends on maintaining existing and attracting new key personnel.

Success in our industry depends significantly on maintaining positive long-term relationships with customers and reacting advantageously to market changes, which in turn drive dependence on key personnel with personalized customer relations and specific industry know-how. The loss of Mr. Michael Coslov or other members of our senior management team, could adversely affect us. Our chief executive officer, chief financial officer and each of our other executive officers currently has an employment agreement with us. However, we cannot assure you that any of these individuals will remain with us. We currently do not have a life or disability insurance policy on any of the members of the senior management team. The death or loss of the services of any of our senior managers could have a material adverse effect on our business.

Furthermore, the success of our international growth strategy depends on our ability to attract key management with business contacts and favorable reputations in our target markets. Competition for such personnel can be intense. There can be no assurance that we will continue to be successful in attracting and retaining qualified personnel, and our inability to attract the right personnel could hinder our expansion plans, adversely affecting growth of our revenue after cost of scrap shipments and profitability.

Certain of our operations are dependent on access to freight transportation.

We rely on freight transportation to perform certain aspects of our business, and we could be unfavorably impacted by factors affecting transportation, including, but not limited to, the following:

•	Our inability to transport material on commercially reasonable terms if the preferred modes of transportation (i.e., barges, vessels, trucks, rail cars, etc.) are unavailable or uneconomical; and

•	We may incur demurrage or similar charges, which could be substantial, in the event of a delay in loading cargo when scheduled.

If we did not have access to freight transportation on reasonable terms, our ability to operate our business would be adversely affected.

We may not be able to sustain our competitive advantages in the future.

We believe that our market advantage is based on our unique ability to provide a combination of leading levels of service, cost-efficiency and technologically advanced products such as our Scrap OptiMiser™ and GenBlend® software packages. However, there can be no guarantee that we can maintain our competitive advantage in these areas. Our significant competitors, such as other full-service providers of outsourced steel services and the in-house service capabilities of our customers, have the potential to offer a similar suite of services or improve service levels. From time to time, small, local steel service businesses may receive expansion financing and attempt to compete with us, particularly on the basis of price. In addition, as new methods of optimizing scrap management are developed or new technologies gain increased market acceptance, we may find ourselves competing with more technologically sophisticated market participants. It is also possible that new competitors or alliances among existing and new competitors may emerge and rapidly acquire significant market share. Any of the foregoing may make it more difficult for us to compete effectively by reducing our revenues, profit margins and market share. Furthermore, loss of potential customers resulting from our failure to compete effectively may adversely affect our financial condition, results of operations and cash flows.

We are subject to acquisition risks. If we are not successful in integrating companies that we acquire or have acquired, we may not achieve the expected benefits and our profitability could suffer. In addition, the cost of evaluating and pursuing acquisitions may not result in a corresponding benefit.

One of our business strategies is to pursue strategic acquisitions and joint ventures, both domestically and as part of our international expansion plans. Acquisition targets and joint ventures will be evaluated on their strategic fit and their ability to be accretive to earnings and, with respect to international acquisitions, broaden our global footprint. As part of our international acquisition growth strategy, we acquired Auximetal and purchased substantially all of the assets of U.S. Ferrous Trading, Inc. in the first quarter of 2006.

We continue to consider strategic acquisitions, some of which may be larger than those previously completed and could be material acquisitions. Integrating acquisitions is often costly and may require significant attention from management. Delays or other operational or financial problems that interfere with our operations may result. If we fail to implement proper overall business controls for companies we acquire or fail to successfully integrate these acquired companies in our processes, our financial condition and results of operations could be adversely affected. In addition, it is possible that we may incur significant expenses in the evaluation and pursuit of potential acquisitions that may not be successfully completed. Other risks inherent in our acquisition strategy include diversion of management’s attention and resources, failure to retain key personnel and risks associated with unanticipated events or liabilities. In addition, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we are required to test goodwill for impairment at least annually or more frequently if events or circumstances exist that indicate that goodwill may be impaired. As a result of changes in circumstances after valuing assets in connection with acquisitions, we may be required to take writedowns of intangible assets, including goodwill, which could be significant.

The expansion of our international operations will subject us to a variety of risks.

We currently operate at steel mills and plants located in the United States, Canada, France, Serbia and Slovakia. In 2006, we implemented a number of international initiatives to expand our global footprint to China, South America and other countries throughout Europe and Asia. As a result, we will further become exposed to a variety of risks that may adversely affect results of operations, cash flows or financial position. These include the following:

•	periodic economic downturns in the countries in which we do business;

•	fluctuations in currency exchange rates;

•	customs matters and changes in trade policy or tariff regulations;

•	imposition of or increases in currency exchange controls and hard currency shortages;

•	changes in regulatory requirements in the countries in which we do business;

•	labor relations and works’ council and other regulatory requirements;

•	higher tax rates and potentially adverse tax consequences including restrictions on repatriating earnings, adverse tax withholding requirements and double taxation;

•	longer payment cycles and difficulty in collecting accounts receivable;

•	complications in complying with a variety of foreign laws and regulations;

•	political, economic and social instability, civil unrest and armed hostilities in the countries in which we do business;

•	inflation rates in the countries in which we do business;

•	laws in various international jurisdictions that limit the right and ability of subsidiaries to pay dividends and remit earnings to affiliated companies unless specified conditions are met; and

•	uncertainties arising from local business practices, cultural considerations and international political and trade tensions.

If we are unable to successfully manage the risks associated with our increasingly global business, our financial condition, cash flows and results of operations may be negatively affected.

Our pension and other post-employment benefit plans are currently underfunded or unfunded and we have to make cash payments, which may reduce the cash available for our business.

Certain of our pension plans were underfunded when their assets and liabilities were last computed. We have made cash payments of approximately $0.3 million to the underfunded pension plans during the year ended December 31, 2006, which consists primarily of minimum contributions required by ERISA regulations and Canadian governmental authorities. The funded status of the plans may be adversely affected by the investment experience of the plans’ assets in both the United States and Canada, by any changes in the law either in the United States or Canada, and by changes in the statutory interest rates used by “tax-qualified” pension plans in the United States to calculate funding liability. Accordingly, if the performance of our plans’ assets does not meet our expectations, if there are changes to the U.S. Internal Revenue Service regulations or other applicable law or if other actuarial assumptions are modified, our future contributions to our underfunded pension plans could be higher than we expect.

In addition, we have contractual obligations pursuant to collective bargaining agreements to make payments for employees and could be required to provide additional benefits based on changes in participation in union defined benefit plans.

We also have certain post-employment benefit plans that provide health care benefits primarily to retired employees. The plans are not funded; we pay post-employment benefits as required for individual participants. During the year ended December 31, 2006, we paid $0.4 million of benefits under these plans. If health care costs or other actuarial assumptions differ from our expectations, future benefit payments under these plans could be greater than anticipated.

The terms of our new credit facilities may restrict our current and future operations, particularly our ability to finance additional growth or take some strategic or operational actions.

Our new credit facilities are secured by substantially all of our assets and contain, and any future refinancing or additional debt instruments likely would contain, significant operating and financial restrictions. These restrictions may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Among other things, the agreements limit our ability and the ability of our subsidiaries to:

•	incur additional indebtedness;

•	make loans and investments;

•	enter into sale and leaseback transactions;

•	incur liens;

•	sell assets or merge with or into other companies; and

•	make capital expenditures.

In addition, our future debt or other contracts could contain covenants more restrictive than those in our new senior secured credit facilities. If we fail to satisfy our covenants, we will not be able to borrow under our new senior secured credit facilities and the lenders under our credit facilities could accelerate our debt and require immediate payment.

An increase in our debt service obligations may adversely affect our earnings and available cash.

Our new credit facilities include a senior secured ABL facility, a senior secured term loan credit facility and a senior secured synthetic letter of credit facility. The senior secured ABL facility includes two tranches consisting of (i) a $150.0 million aggregate principal amount last-in, first-out tranche (the “LIFO Tranche”) and (ii) a $15.0 million aggregate principal amount first-in, last-out tranche (“FILO Tranche”). The senior secured ABL facility includes a subfacility of $40.0 million under the LIFO Tranche that is available for letters of credit. As of June 30, 2007, our availability under the senior secured ABL facility was $141.2 and we had outstanding $40.9 million of revolving borrowing and $4.0 million of letters of credit were issued against the revolver. Also on that date, $19.6 million face amount of letters of credit were issued under the senior secured synthetic letter of credit facility. Our senior secured term loan credit facility is in the aggregate principal amount of $164.6 million and our synthetic letter of credit facility provides for an aggregate amount of $20 million of credit to be extended to us.

To secure amounts outstanding under our new credit facilities, substantially all of our assets are pledged as security to the lenders. We expect to be able to repay the balance of our indebtedness and meet our other obligations through cash generated from operations. However, we may need to obtain new credit arrangements and other sources of financing in order to meet our future obligations and working capital requirements and to fund our future capital expenditures. Our ability to repay or refinance our outstanding debt and to fund our capital expenditures and other obligations depends on our successful financial and operating performance.

An increase in our debt service obligations could adversely affect our earnings. Our debt service obligations could increase as a result of an increase in the amount outstanding under our senior secured ABL facility. Our debt service obligations could also increase as a result of an increase in interest rates. Our new credit facilities include provisions that require us to obtain within 180 days after the closing of the Acquisition, and maintain for a period of three years thereafter, interest rate protection as required to assure that at least fifty percent of our total debt be effectively subject to a fixed or maximum interest rate reasonably acceptable to the agents under such facilities. Without consideration of any hedging activity, more than fifty percent of our total debt bares interest at a fixed rate and we are not obligated to obtain incremental interest rate protection under these provisions. However, as part of our overall risk management strategy, we entered into interest rate swaps where we swapped our variable rate for a fixed LIBOR rate of 5.029% on a notional amount of $120.0 million.

We are controlled by a principal equityholder whose interest in our business may be different than yours.

A wholly owned subsidiary of Metal Services Acquisition Corp. owns 100% of our outstanding common shares. Metal Services Acquisition Corp is controlled by Onex Partners II L.P. and its affiliates (“Onex”) which own 91% our outstanding common stock and our amended and restated certificate of incorporation provides that the directors nominated by Onex are each entitled to two votes in respect of any board action and, as a result, the Onex nominees control the voting of the board of directors. Accordingly, Onex controls our business affairs and policies. Circumstances may occur in which the interests of our principal equityholder could conflict with the interests of the holders of our senior subordinated notes. In addition, Onex may have an interest in pursuing acquisitions, divestitures or other transactions that, in its judgment, could enhance its stock investment, even though such transactions might involve risks to holders of the notes.

Item 6.	Exhibits

Exhibit Number	Exhibit

2.1*	Stock Purchase Agreement, dated as of November 10, 2006, by and among Tube City IMS Corporation, Mill Services Holdings, LLC, the Other Sellers set forth on Annex A therein and Metal Services Acquisition Corp.

2.2*	Amendment to Stock Purchase Agreement, dated as of January 25, 2007, among Tube City IMS Corporation, Mill Services Holdings LLC, the other sellers listed on Annex A thereto and Metal Services Acquisition Corp.

2.3**	Agreement and Plan of Merger, dated September 23, 2004, by and among Envirosource Holdings LLC, El Acquisition Co., Envirosource, Inc., the Principal Company Stockholder named therein, the Stockholder Representative named therein and Wellspring Capital Partners III, L.P.

2.4**	Amendment No. 1 to the Agreement and Plan of Merger, dated October 25, 2004, by and among Envirosource Holdings LLC, El Acquisition Co., Envirosource, Inc., the Principal Company Stockholder named therein, the Stockholder Representative named therein and Wellspring Capital Partners III, L.P.

3.1*	Amended and Restated Certificate of Incorporation of Tube City IMS Corporation.

3.2*	Amended and Restated By-Laws of Tube City IMS Corporation.

4.1*	Indenture, dated as of January 25, 2007, among Metal Services Merger Sub Corp. and the Guarantor (as defined therein) listed on the signature pages thereto and the Bank of New York as trustee.

4.2*	Supplemental Indenture, dated as of January 25, 2007, by and among Tube City IMS Corporation, the subsidiary guarantors listed on Exhibit A thereto and the Bank of New York, as trustee.

4.3*	Registration Rights Agreement, dated January 25, 2007, among Metal Services Merger Sub Corp., Metal Services Holdco LLC and Credit Suisse Securities (USA) LLC.

4.4*	Counterpart to the Registration Rights Agreement, dated as of January 25, 2007, among Tube City IMS Corporation, Tube City LLC and International Mill Service, Inc.

4.5*	Form of Rule 144A Global Note.

4.6*	Form of Regulation S Global Note.

10.1*	ABL Credit Agreement, dated as of January 25, 2007, among Metal Services Merger Sub Corp., Metal Services Holdco LLC, each subsidiary of Metal Services Merger Sub Corp. from time to time party thereto, the Lenders (as defined thereto), Credit Suisse and The CIT Group/Business Credit Inc., as collateral agent for the Lenders thereunder.

10.2*	Term Loan Credit Agreement, dated as of January 25, 2007, among Metal Services Merger Sub Corp., Metal Services Holdco LLC, each subsidiary of Metal Services Merger Sub Corp. from time to time party thereto, the Lenders (as defined therein) and Credit Suisse.

10.3*	Purchase Agreement, dated January 18, 2007, between Metal Services Merger Sub Corp., Metal Services Holdco LLC and Credit Suisse Securities (USA) LLC.

10.4*	Counterpart to the Purchase Agreement, dated January 18, 2007, among Metal Services Merger Sub Corp., Metal Services Holdco LLC and Credit Suisse Securities (USA) LLC.

10.5*	Amended and Restated Employment Agreement, dated January 25, 2007, among Metal Services Acquisition Corp., Tube City IMS Corporation and J. David Aronson.

10.6*	Amendment to Amended and Restated Employment Agreement, dated as of January 25, 2007, between Tube City IMS Corporation and J. David Aronson.

10.7*	Amended and Restated Employment Agreement, dated January 25, 2007, among Metal Services Acquisition Corp., Tube City IMS Corporation and I Michael Coslov.

10.8*	Amendment to Amended and Restated Employment Agreement, dated as of January 25, 2007, between Tube City IMS Corporation and I Michael Coslov.

Exhibit Number	Exhibit
10.9*	Amended and Restated Employment Agreement, dated January 25, 2007, among Metal Services Acquisition Corp., Tube City IMS Corporation and Joseph Curtin.

10.10*	Amendment to Amended and Restated Employment Agreement, dated as of January 25, 2007, between Tube City IMS Corporation and Joseph Curtin.

10.11*	Amended and Restated Employment Agreement, dated January 25, 2007, among Metal Services Acquisition Corp., Tube City IMS Corporation and Raymond S. Kalouche.

10.12*	Amendment to Amended and Restated Employment Agreement, dated as of January 25, 2007, between Tube City IMS Corporation and Raymond S. Kalouche.

10.13*	Amended and Restated Employment Agreement, dated January 25, 2007, among Metal Services Acquisition Corp., Tube City IMS Corporation and Daniel E. Rosati.

10.14*	Amended and Restated Employment Agreement, dated as of January 25, 2007, between Tube City IMS Corporation and Thomas E. Lippard.

10.15*	Restricted Stock Plan.

10.16*	Form of Restricted Stock Agreement.

10.17*	Tube City, Inc. Executive Deferred Compensation Plan, dated May 1, 2004.

10.18*	Amendment to Tube City Inc. Executive Deferred Compensation Plan, dated January 1, 2005.

10.19*	Tube City IMS Corporation Supplemental Executive Retirement Plan, dated January 1, 2006.

10.20*	Lease Agreement, dated as of May 3, 2005, between Brandywine Operating Partnership, L.P. and International Mill Service, Inc. (1155 Business Center Drive, Horsham, Pennsylvania).

10.21**	Second Amended and Restated Credit Agreement, dated as of October 25, 2005, among Tube City IMS Corporation, International Mill Service, Inc. and Tube City, LLC, the several lenders from time to time party thereto, Comerica Bank, Sovereign Bank and La Salle Bank National Association, as co-documentation agents, UBS Securities LLC, as syndication agent and Bear Stearns Corporate Lending Inc., as administrative agent, first lien collateral agent and second lien collateral agent.

10.22**	Amendment No. 1 to the Second Amended and Restated Credit Agreement.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from exhibits to the Company’s Form S-4 filed with the Securities and Exchange Commission on May 25, 2007, and any amendments made thereto.

**	Incorporated by reference from exhibits to the Company’s Form S-1 filed with the Securities and Exchange Commission on July 7, 2006, and any amendments made thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Glassport, State of Pennsylvania, on July 31, 2007.

Tube City IMS Corporation

By:	/s/ I Michael Coslov	By:	/s/ Daniel E. Rosati

	I Michael Coslov		Daniel E. Rosati
	Chairman and Chief Executive Officer (Principal Executive Officer)		Senior Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer)