Form 10-Q
period 2007-09-30
Tube City IMS CORP
filed 2007-11-02
CIK 1366455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or an non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer  ☐    Accelerated file  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

913,260 shares of common stock, $0.001 par value per share, were outstanding as of the close of business on October 31, 2007

Explanatory Note

Unless the context otherwise indicates or requires, as used in this report for the quarterly period ended September 30, 2007 (the “Quarterly Report”), references to:

•	“Company,” “we,” “our” or “us” refer to Tube City IMS Corporation and its consolidated subsidiaries;

•	“Tube City Division” refers to the Tube City segment of the Company;

•	“IMS Division” refers to the IMS segment of the Company;

•	“Predecessor Company” refers to the Company prior to its acquisition on January 25, 2007 by Metal Services Acquisition Corp., an affiliate of Onex Partners II LP.;

•	“Successor Company” refers to the Company after its acquisition by Metal Services Acquisition Corp.

•	“Acquisition” refers to the acquisition of 100% of our capital stock by Metal Services Acquisition Corp., an affiliate of Onex Partners II on January 25, 2007;

•	“Acquiror” refers to Metal Services Acquisition Corp., an affiliate of Onex Partners II;

•	“Onex Partners II” refers to Onex Partners II LP; and

•	“Onex” refers to Onex Partners II and its affiliates.

PART I – Financial Information

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of dollars, except share and per share data)

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months ended September 30, 2007	Three Months ended September 30, 2006	January 26, 2007 to September 30, 2007	January 1, 2007 to January 25, 2007	Nine months ended September 30, 2006
Revenue:
Revenue from sale of materials	$343,308	$280,498	$886,300	$74,592	$816,820
Service revenue	91,962	87,825	245,766	20,568	247,747

Total revenue	435,270	368,323	1,132,066	95,160	1,064,567
Costs and expenses:
Cost of scrap shipments	330,424	268,436	851,843	70,656	782,856
Site operating costs	67,734	66,146	181,551	17,917	185,973
Selling, general and administrative expenses	12,551	11,766	33,473	3,785	31,236
Compensation and other expenses associated with business combination	—	—	—	18,631	—
Depreciation	14,060	12,133	37,774	3,287	35,607
Amortization	2,156	1,803	6,353	507	5,410

Total costs and expenses	426,925	360,284	1,110,994	114,783	1,041,082

Income (loss) from operations	8,345	8,039	21,072	(19,623)	23,485
Other income, net	—	—	—	613	—
Interest expense, net	(9,961)	(8,666)	(28,379)	(2,460)	(25,140)
Loss from equity investment	—	—	—	—	(5)

Loss before income taxes	(1,616)	(627)	(7,307)	(21,470)	(1,660)
Income tax benefit	719	156	2,547	7,902	787

Net loss	$(897)	$(471)	$(4,760)	$(13,568)	$(873)

Net loss per share (basic and diluted):	$(0.98)	$(0.52)	$(5.21)	$(14.86)	$(0.96)
Average common shares outstanding (basic and diluted):	913,260	913,260	913,260	913,260	913,260

The accompanying notes are an integral part of these condensed consolidated financial statements

TUBE CITY IMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share data)

	Successor Company	Predecessor Company
	September 30, 2007	January 25, 2007	December 31, 2006
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,622	$3,567	$3,178
Account receivable, net of allowance for doubtful accounts of $1,168, $834 and $884, respectively	180,950	156,203	147,676
Inventories	36,273	23,763	20,993
Prepaid and other current assets	3,994	7,495	8,097
Deferred tax asset	8,719	7,866	7,820

Total current assets	234,558	198,894	187,764
Property, plant and equipment, net	169,138	142,421	143,232
Deferred financing costs, net of accumulated amortization of $1,543, $553 and $523, respectively	15,443	1,306	1,504
Goodwill	330,810	180,211	180,211
Other intangibles, net of accumulated amortization of $6,150, $14,086 and $13,646, respectively	145,860	100,750	101,198
Other noncurrent assets	5,341	10,334	10,428

Total assets	$901,150	$633,916	$624,337

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$140,866	$110,371	$88,929
Accounts payable-overdraft	15,633	14,042	13,576
Accrued salaries, wages and related benefits	23,834	31,926	23,618
Accrued expenses	19,982	28,001	12,563
Revolving bank borrowings	37,700	20,300	33,100
Current portion of long-term debt	3,071	5,785	6,138

Total current liabilities	241,086	210,425	177,924
Long-term debt	387,974	371,810	371,962
Deferred tax liability	38,833	13,556	21,423
Other noncurrent liabilities	17,862	18,812	16,693

Total liabilities	685,755	614,603	588,002
Stockholders’ equity:
Common stock, 2,500,000 shares authorized; $.001 par value per share; 913,260 shares issued and outstanding at September 30, 2007, January 25, 2007 and December 31, 2006, respectively	1	1	1
Capital in excess of par value	218,902	45,662	46,428
Accumulated deficit	(4,760)	(26,617)	(10,906)
Accumulated other comprehensive income	1,252	267	812

Total stockholders’ equity	215,395	19,313	36,335

Total liabilities and stockholders’ equity	$901,150	$633,916	$624,337

The accompanying notes are an integral part of these condensed consolidated financial statements

TUBE CITY IMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of dollars)

	Successor Company	Predecessor Company
	January 26, 2007 to September 30, 2007	January 1, 2007 to January 25, 2007	Nine Months ended September 30, 2006
Cash flows from operating activities:
Net loss	$(4,760)	$(13,568)	$(873)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	37,774	3,287	35,607
Amortization	6,353	507	5,410
Amortization of deferred financing costs	1,543	30	332
Deferred income tax	(3,782)	(7,624)	(2,019)
Provision for bad debts	154	4	(8)
Loss on the disposal of equipment	270	—	29
Non cash share base compensation cost	73	42	456
Compensation and other expenses associated with business combination	—	18,631	—
Recognized gain on swap termination	—	(613)	—
Loss from equity investment	—	—	5
Increase (decrease) from changes in:
Accounts receivables	(24,593)	(8,531)	(20,726)
Inventories	(12,510)	(2,770)	(7,544)
Prepaid and other current assets	2,407	(208)	537
Other noncurrent assets	174	47	(272)
Accounts payable and cash overdraft	31,952	21,908	19,912
Accrued expenses	7,212	5,455	25
Other non current liabilities	976	(163)	(824)
Other, net	199	(175)	38

Net cash provided by operating activities	43,135	16,259	30,085
Cash flows from investing activities:
Capital expenditures	(40,725)	(2,738)	(37,916)
Proceeds from sale of equipment	281	210	1,389
Acquisitions, net of cash acquired $3,567, — and $56, respectively	(597,676)	—	(1,733)
Investment in other noncurrent assets	—	—	(500)
Cash flows related to IU International, net	(647)	(37)	(1,094)

Net cash used in investing activities	(638,767)	(2,565)	(39,854)
Cash flows from financing activities:
Revolving credit facility:
Borrowings	228,100	16,200	253,900
Repayments	(190,400)	(29,000)	(236,100)

Revolving credit facility borrowings (repayments), net	37,700	(12,800)	17,800
Term and other borrowing related to acquisitions	390,000	—	—
Repayment of predecessor debt and obligations	(8,126)	—	—
Debt issuance fees	(15,892)	—	—
Repayment of debt	(2,638)	(505)	(8,536)
Capital contributions	199,210	—	—

Net cash provided by (used in) financing activities	600,254	(13,305)	9,264

Cash and cash equivalents:
Net increase (decrease) in cash	4,622	389	(505)
Cash at beginning of period	—	3,178	2,731

Cash at end of period	$4,622	$3,567	$2,226

The accompanying notes are an integral part of these condensed consolidated financial statements

TUBE CITY IMS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

Note 2—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period January 26, 2007 to September 30, 2007, the period January 1, 2007 to January 25, 2007, the nine months ended September 30, 2006 and the three months ended September 30, 2007 and September 30, 2006, are not necessarily indicative of the results that may be expected for future periods. The Predecessor Company’s balance sheet at December 31, 2006, has been derived from the audited consolidated financial statements at that date, but does not include all the notes required by U.S. generally accepted accounting principles for complete financial statements.

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

In the first quarter of 2006, the Predecessor Company acquired certain assets and assumed certain liabilities of U.S. Ferrous Trading (“USFT”) and acquired all of the outstanding stock of Auximetal SAS (“Auximetal”). The results of these minor acquisitions were consolidated into the Predecessor Company’s results as of the dates of their respective acquisitions. See Note 3—Business Combinations.

Note 3—Business Combinations

On January 25, 2007, Holdco, a wholly owned subsidiary of the Acquiror, acquired all of the outstanding stock of the Company. To effect the Acquisition, the Acquiror had to (i) compensate the equity holders of the Predecessor Company, (ii) pay off amounts outstanding under the Predecessor Company’s Second Amended and Restated Credit Facility, (iii) pay off obligations arising out of the Predecessor Company’s stock option plan, which was terminated immediately prior to the Acquisition and (iv) pay certain fees and expenses associated with the transaction. The total cost to effect the Acquisition was $627.7 million.

The equity owners of the Predecessor Company received $183.2 million in cash and $18.6 million of common and preferred stock of the Acquiror. $396.8 million was paid to satisfy outstanding obligations under the Predecessor’s credit facility, which included $2.6 million of accrued interest. $16.7 million was paid to satisfy liabilities arising out of the Predecessor Company’s stock option plan of which $9.9 million was paid during the Acquisition and $6.8 million was assumed by the Predecessor Company and paid on January 31, 2007. Legal, printing and other advisory fees and expenses totaling $12.4 million were paid in connection with the Acquisition.

To fund the Acquisition, the Acquiror (i) contributed cash, (ii) contributed its common and preferred stock and (iii) arranged for proceeds from debt financing. The Acquiror made equity contributions of $198.6 million in cash and $19.6 million of its common and preferred stock. The Acquiror and the Company arranged for initial proceeds debt financing in the amount of $426.0 million, net of

TUBE CITY IMS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

September 30, 2007

$14.5 million in deferred financing costs. After acquiring the outstanding shares of the Company and satisfying certain obligations of the Predecessor Company, approximately $16.5 million in funding arising out of the Acquisition remained in the Company to be used for capital expenditures and other general corporate purposes.

The sales transaction documentation contains numerous representations, warranties and indemnifications provisions including the sellers’ promise to indemnify the buyers against undisclosed liabilities.

The following table summarizes the fair values of assets acquired and liabilities at the date of acquisition (in thousands):

January 25, 2007
Trade receivables	$156,203
Inventories	23,763
Deferred tax asset	7,866
Other current assets	11,064
Property, plant, and equipment	165,870
Goodwill	332,736
Other intangible assets	151,825
Other noncurrent assets	5,719

Total assets acquired	855,046

Current liabilities	172,430
Long-term debt	1,178
Deferred tax liability	41,761
Other noncurrent liabilities	18,812

Total liabilities assumed	234,181

Net assets acquired	$620,865

Because the Acquiror viewed the Company as an attractive long-term investment, they agreed to a purchase price that exceeded the fair value of the net tangible assets and identifiable intangible assets. The following table details the identifiable intangible assets and goodwill acquired by the Acquiror and their estimated values and expected amortizable lives (dollars in thousands):

Intangible Asset Class
Intangible assets subject to amortization
Patents	$65	11 years weighted average
Trademarks	45	9 years
Environmental permits	5,100	25 years
Unpatented technologies	24,648	9 years
Customer related intangibles	121,742	20 years

Total finite life intangibles	151,600
Trademarks	225	Indefinite

Total identifiable intangible assets	151,825
Goodwill	332,736	Indefinite

Total intangible assets	$484,561

TUBE CITY IMS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

September 30, 2007

There were no purchased research and development assets acquired and written off in connection with this Acquisition. None of the goodwill is expected to be deductible for tax purposes.

The following represents the unaudited pro forma results of operations for the three months ended September 30, 2006 and the nine months ended September 30, 2007 and September 30, 2006 of the Successor Company as if the Acquisition had occurred on January 1 of the respective period (in thousands, except per share data):

	Three months ended September 30, 2006	Nine months ended September 30,
		2007	2006
	Unaudited
Revenue	$368,323	$1,227,226	$1,064,567
Net loss	(2,930)	(7,942)	(8,249)
Basic and diluted loss per share	$(3.21)	$(8.70)	$(9.03)

The pro forma results of operations for the three months ended September 30, 2007 would not have differed materially from the actual results of operations if the Acquisition had occurred on January 1, 2007 as opposed to January 25, 2007, when it actually occurred.

The pro forma results are not indicative of the results of operations that would have occurred had the Acquisition taken place at the beginning of the periods presented nor are they intended to be indicative of results that may occur in the future.

The fair values of assets acquired and liabilities assumed are preliminary and may be adjusted based on the completion and review of independent appraisals of fair values of assets and liabilities and assessing the fair values of various contingent liabilities. In September 2007, the Company recorded a $1.9 million reduction of goodwill related to the expiration of the statute of limitations on a portion of its liability for uncertain tax positions. See Note 6 – Income Taxes.

In January of 2006, the Predecessor Company acquired certain assets and assumed certain liabilities of USFT, which specializes in providing outsourced purchasing services related to large volume international shipments of raw materials. In March of 2006, the Predecessor Company acquired all of the outstanding stock of Auximetal, a single site provider of outsourced mill services to a mill outside of Marseille, France. The results of operations of these acquisitions were consolidated into the Predecessor Company’s financial statements from the date of each acquisition. The assets of USFT were acquired on January 12, 2006, and the outstanding stock of Auximetal was acquired on March 1, 2006. The Predecessor Company’s result of operations for the first nine months of 2006 would not have differed materially had these acquisitions occurred on January 1, 2006.

To acquire USFT, the Predecessor Company paid approximately $0.8 million and may pay additional contingent consideration of up to $0.8 million based on the operating performance of USFT over the next three years. The following table summarizes the fair value of assets acquired at the date the Predecessor Company acquired USFT (in thousands):

January 12, 2006
Other current assets	$7
Intangible assets	736
Other noncurrent assets	7

Total assets acquired	$750

Because the Predecessor Company viewed USFT as an attractive long-term investment, it agreed to a purchase price that exceeded the fair value of the net tangible assets and identifiable intangible assets. The Predecessor Company assigned the entire excess of the purchase price over the identifiable tangible assets to goodwill.

TUBE CITY IMS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

September 30, 2007

To acquire Auximetal, the Predecessor Company paid approximately $0.9 million in March 2006 and the Successor Company paid contingent consideration of $0.1 million in March 2007 based on achievement of a specific milestone. The Company may pay additional contingent consideration of up to $1.6 million based on the operating performance of Auximetal over the next five years. The following table summarizes the fair value of assets acquired and liabilities assumed at the date the Predecessor Company acquired Auximetal (in thousands):

At March 1, 2006
Trade receivables	$1,964
Other current assets	256
Property, plant, and equipment, net	3,020
Intangible assets	491
Other noncurrent assets	176

Total assets acquired	5,907
Current liabilities	2,741
Long-term debt	2,300

Total liabilities assumed	5,041

Net assets acquired	$866

Because the Predecessor Company also viewed Auximetal as an attractive long-term investment, it agreed to a purchase price that exceeded the fair value of the net tangible assets and identifiable intangible assets. The Predecessor Company assigned the entire excess of the purchase price over the identifiable tangible assets to customer related intangible assets.

Note 4—Earnings per Share

The calculation of basic earnings per share for each period is based on the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. The stock option plan and the restricted stock plan are deemed not to have a dilutive effect on the currently outstanding common shares because the Company recorded a net loss in each of these periods. Thus, basic and dilutive average shares outstanding are the same.

Note 5—Inventories

Inventories consisted of the following (in thousands):

	Successor Company	Predecessor Company
	September 30, 2007	January 25, 2007	December 31, 2006
Scrap iron and steel	$12,455	$9,115	$8,281
Goods in transit	17,440	8,688	6,891
Spare parts and supplies	6,378	5,960	5,821

	$36,273	$23,763	$20,993

Note 6—Income Taxes

The income tax expense for the period January 26, 2007 to September 30, 2007, and January 1, 2007 to January 25, 2007, reflects an estimated annual effective tax rate of 34.9% and 36.8% respectively. The provision for the period from January 26, 2007 to September 30, 2007, is based on an estimated annual effective rate, which requires management to make its best estimate of forecasted pre-tax income for the year. The estimated effective tax rates for 2007 differ from the statutory rate of 35.0% due principally to state taxes, foreign taxes, and permanent differences related to nondeductible marketing expenses and residual U.S. tax on foreign income.

TUBE CITY IMS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

September 30, 2007

The income tax provision for the first nine months of 2006 reflects an estimated annual effective tax rate of 47.4%. The estimated effective tax rate for 2006 differs from the statutory rate of 35.0% due principally to state taxes, foreign taxes, and permanent differences related to nondeductible marketing expenses and residual U.S. tax on foreign income.

Income Tax Change in Accounting Principles

The Financial Accounting Standards Board (“FASB”), issued in July 2006, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FAS Statement No. 109 (“FIN 48”), effective for tax years beginning after December 15, 2006. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. It must be more-likely-than-not that a tax position would be sustained under audit in order for the benefit to be recognized. Effective January 1, 2007, the Predecessor Company adopted FIN 48. As a result of the adoption, the Predecessor Company reduced beginning retained earnings by $2.1 million for the increase in liability for unrecognized income tax benefits. The unrecognized tax benefit as of September 30, 2007 is reduced to $0.2 million as a result of a prior year statute of limitation closing. The unrecognized tax benefit for all periods would have no impact on the effective rate in the future if and when recognized since the reversal is to be recorded as an adjustment to goodwill as a change in the estimated fair value of the new assets acquired in a business combination. The tax years 2004-2006 remain open to examination by the major taxing jurisdictions where the Company conducts business.

The total amount of interest and penalty recognized related to uncertain tax positions as of January 26, 2007 and September 30, 2007, is $0.1 million and $0, respectively.

In September 2007, the Company recorded a $1.9 million decrease in its liability for uncertain tax benefits due to the expiration of the statute of limitations associated with the uncertainty which arose from a loss with respect to the liquidation of a subsidiary. The decrease did not affect current results of operations, but rather resulted in a decrease in goodwill.

TUBE CITY IMS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

September 30, 2007

Note 7—Long-Term Debt

Long-term debt is summarized as follows (in thousands):

	Successor Company	Predecessor Company
	September 30, 2007	January 25, 2007	December 31, 2006
Revolving bank borrowings	$37,700	$20,300	$33,100

Senior secured term loan	$164,175	$—	$—
Senior subordinated notes	225,000	—	—
First lien term debt	—	323,912	323,912
Second lien term debt	—	50,000	50,000
Capital equipment leases	1,819	3,244	3,671
Other	51	440	517

	391,045	377,596	378,100
Current portion of long-term debt	(3,071)	(5,782)	(6,138)

	$387,974	$371,814	$371,962

On January 25, 2007, in connection with the Acquisition, the Company entered into (a) a senior secured asset based lending (“ABL”) facility in an aggregate principal amount of $165.0 million, (b) a senior secured term loan credit facility in an aggregate principal amount of $165.0 million, and (c) a $20 million senior secured synthetic letter of credit facility. The Company initially borrowed $50.5 million under its senior secured ABL facility. The Company also issued $225.0 million of 9.75% senior subordinated notes.

In addition, the Company has the option to request up to $80 million in incremental facilities in the form of first lien term loans and $25 million in incremental commitments under the asset-based revolving credit facility. The lenders under the new senior secured credit facilities have not committed to provide such incremental facilities.

In connection with that transaction, the Acquiror repaid all amounts outstanding under the Company’s Second Amended and Restated Credit Facility, which included $323.9 million of first lien term debt, $50.0 million of second lien term debt and $20.3 million of revolving bank borrowings under the facility.

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

As of September 30, 2007, the Company had total availability under the ABL facility of $162.8 million and net availability of $124.5 million after reduction for the $37.7 million of outstanding borrowings under the facility and $0.6 million of letters of credit issued against the facility.

TUBE CITY IMS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

September 30, 2007

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

Term Loan Facility and Synthetic Letter of Credit Facility

The new senior secured credit facilities also provided for a seven-year, $165 million senior secured term loan credit facility and a seven-year, $20 million senior secured synthetic letter of credit facility, under which $20 million was deposited by lenders to be used to collateralize and/or fund letters of credit under the senior secured term loan facility. At September 30, 2007, the Company had outstanding $20.0 million of outstanding letters of credit under the facility.

The interest rate with respect to borrowings under the senior secured term loan credit facility are, at our option, (i) the greater of (a) the prime rate of Credit Suisse in effect at its principal office in New York City and (b) the federal funds effective rate plus 0.50%; plus an applicable margin of (1) initially, 1.25% and (2) after the adjustment date under our senior secured term loan facility, either 1.00% or 1.25% based on our total leverage, or (ii) the rate (as adjusted) at which eurodollar deposits for one, two, three, six or, if available, nine or twelve months, as selected by us, by reference to the British Bankers’ Association Interest Settlement Rates for deposits in dollars, plus an applicable margin of (1) initially, 2.25% and (2) after the adjustment date under our senior secured term loan facility, either 2.00% or 2.25% based on our total leverage. The Company will also pay a fee in respect of amounts on deposit to backstop synthetic letters of credit in an amount equal to the margin applicable to term loans bearing interest as specified in the preceding subclause (ii), plus 0.10% per annum.

The senior secured term loan credit facility and senior secured synthetic letter of credit facility provides for amortization payments to become due in quarterly installments of $412,500 on the last day of each March, June, September, and December, beginning on September 30, 2007, and continuing through December 31, 2013. On January 25, 2014, the senior secured term loan credit facility will mature and all amounts outstanding thereunder shall be due in full.

Senior Subordinated Notes

The senior subordinated notes are an unsecured obligation of the Company which are subordinated in right of payment to all existing and future senior indebtedness of the Company but senior in right of payment to any future subordinated obligations. Interest on the notes accrues at the rate of 9.75% per annum and is payable semiannually in arrears on February 1 and August 1, commencing on August 1, 2007. We will make each interest payment to the Holders of record of these Notes on the immediately preceding January 15 and July 15. The Notes mature on February 1, 2015.

In July of 2007, all outstanding senior subordinated notes were exchanged for senior subordinated notes with substantially similar terms that were registered with the Securities and Exchange Commission.

TUBE CITY IMS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

September 30, 2007

Note 8—Derivative Financial Instruments

The Company’s term loan facility requires that it enter into an interest rate protection agreement with the resulting effect that at least 50% of its outstanding debt is effectively subject to a fixed or maximum interest rate. Because the Company’s senior subordinated notes carry a fixed rate, the Company was not required to enter into any additional agreements to comply with that requirement. However, as part of its overall risk management strategy, the Company attempts to reduce the volatility in cash interest payments associated with variable rate term debt. In February 2007, the Company entered into interest rate swap agreements swapping its variable rate interest payment for fixed payments to reduce the volatility of future cash requirements associated with its variable rate debt. The swap agreements are derivative financial instruments, which the Company designated as cash flow hedging instruments.

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

For the period from January 26, 2007 to September 30, 2007, the Company recorded a $0.7 million loss on fair value of hedging instruments (net of tax of $0.4 million) via a credit to other comprehensive income to state the liability associated with interest rate swap agreements at a fair value of $1.1 million. During the three months ended September 30, 2007, the Company recorded a $1.1 million loss of the fair value of hedging instruments (net of tax of $0.7 million) via a charge to other comprehensive income.

For the period from January 26, 2007 to September 30, 2007, the Company received proceeds of $0.2 million from its swap agreements. For the three months ended September 30, 2007, the Company received proceeds of $0.1 million. The proceeds from the swap agreement were recorded as a reduction of interest expense.

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

Note 9—Stockholders’ Equity

On January 25, 2007 in connection with the Acquisition, a subsidiary of the Acquiror acquired all of the Company’s 913,260 issued and outstanding shares in exchange for $198.6 million in cash which was used to effect the Acquisition and provide additional working capital, and $18.6 million of shares of the Acquiror’s common and preferred stock. The Acquiror also contributed an additional $1.0 million of its common and preferred stock to settle liabilities arising from the cancellation of the Predecessor Company’s stock option plan. On February 28, 2007 the Acquiror contributed an additional $0.6 million of cash that resulted from additional shares of its common and preferred stock sold to certain employees of the Company.

TUBE CITY IMS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

September 30, 2007

Note 10—Stock-Based Compensation

Effective February 28, 2007, the Acquiror established the Metal Services Acquisition Corp. restricted stock plan and granted 2,157 shares of restricted stock of Metal Services Acquisition Corp. to employees of the Company. On the grant date, 539 shares, 25% of the total grant, vested immediately and approximately 323 shares, 15%, will vest on the anniversary date of the original grant for the next five years. No unvested shares were forfeited during the period from the grant date through September 30, 2007.

The Company estimated the restricted shares had a fair value of $100 per share on the grant date based on the amount paid for the common shares of Metal Services Acquisition Corp. stock during the Acquisition. The Company recognized $73,000 of compensation expense during the period from the grant date to September 30, 2007, related to the plan. The Company recognized $8,000 of compensation expense during the three months ended September 30, 2007 and the Company expects to recognize a total of $0.1 million of compensation expense ratably between September 30, 2007 and February 28, 2012.

At December 31, 2006, there were 99,850 options outstanding under the Tube City IMS Stock Option Plan (“Stock Option Plan”) of the Predecessor Company. Of the outstanding options, 77,400 were not exercisable and 22,450 were exercisable. During the period from January 1, 2007 to January 25, 2007, no options were forfeited and none of the options were scheduled to vest, however, in connection with and as a condition of the Acquisition, the Company’s Board of Directors, immediately prior to the Acquisition, caused all then outstanding options to vest and then cancelled the awards in exchange for $171 per option of consideration in the Acquisition which was paid to option holders in a combination of cash and shares of Metal Services Acquisition Corp. in connection with the Acquisition.

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

During the nine months ended September 30, 2006, the Predecessor Company recorded approximately $0.5 million in share based compensation expense associated with the Stock Option Plan. During the three months ended September 30, 2006, the Predecessor Company recorded $0.2 million of share based compensation expense. As of September 30, 2006, there were 99,850 options outstanding of which 12,481 were exercisable. During the nine months ended September 30, 2006, 500 options were forfeited.

Note 11—Compensation and Other Expenses Associated with Business Combination

The compensation and other expenses associated with business combination consist of $16.3 million recognized in connection with the changes to and subsequent cancellation of the Predecessor Company’s stock option plan, $1.3 million of associated fringe benefit costs and $1.0 million of costs associated with the Acquisition, primarily legal fees, that were not reimbursed in the Acquisition and were therefore charged to the Predecessor Company’s operations.

TUBE CITY IMS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

September 30, 2007

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

Information by reportable segment is as follows (in thousands):

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	January 26, 2007 to September 30, 2007	January 1, 2007 to January 25, 2007	Nine Months Ended September 30, 2006
Revenues
IMS Division	$81,453	$77,920	$218,041	$17,670	$219,134
Tube City Division	353,817	290,403	914,025	77,490	845,433

	$435,270	$368,323	$1,132,066	$95,160	$1,064,567

Earnings (loss) before interest taxes depreciation and amortization
IMS Division	$18,122	$16,807	$49,036	$760	$47,541
Tube City Division	11,732	10,377	33,040	2,751	30,164
Administrative	(5,293)	(5,209)	(16,877)	(18,727)	(13,208)

	$24,561	$21,975	$65,199	$(15,216)	$64,497

Depreciation and amortization
IMS Division	$13,138	$11,900	$35,753	$3,192	$34,825
Tube City Division	1,728	1,087	4,402	352	3,276
Administrative	1,350	949	3,972	250	2,916

	$16,216	$13,936	$44,127	$3,794	$41,017

	September 30, 2007
Total assets
IMS Division	$495,806
Tube City Division	363,355
Administrative	41,989

	$901,150

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	January 26, 2007 to September 30, 2007	January 1, 2007 to January 25, 2007	Nine Months Ended September 30, 2006
Percentage of total revenue contributed by each class of service:
IMS Division	18.7%	21.2%	19.3%	18.6%	20.6%
Tube City Division	81.3%	78.8%	80.7%	81.4%	79.4%

The following table provides a reconciliation of earnings before interest, taxes, depreciation and amortization to loss before tax for the periods indicated (in thousands):

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	January 26, 2007 to September 30, 2007	January 1, 2007 to January 25, 2007	Nine Months Ended September 30, 2006
Earnings (loss) before interest, taxes, depreciation and amortization	$24,561	$21,975	$65,199	$(15,216)	$64,497
Less: Depreciation and amortization	(16,216)	(13,936)	(44,127)	(3,794)	(41,017)
Interest expense, net	(9,961)	(8,666)	(28,379)	(2,460)	(25,140)

(Loss) income before income taxes	$(1,616)	$(627)	$(7,307)	$(21,470)	$(1,660)

TUBE CITY IMS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

September 30, 2007

Note 13—Retirement and Pension Plans

The following table reports net periodic pension costs for the Company and includes the components of net pension expense recognized under SFAS No. 158, Employers’ Accounting for Defined Benefit Pensions and Other Post Retirement Benefit Plans (in thousands):

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three months ended September 30, 2007	Three months ended September 30, 2006	January 26, 2007 to September 30, 2007	January 1, 2007 to January 25, 2007	Nine months ended September 30, 2006
U.S. plans
Service cost	$36	$11	$180	$18	$84
Interest cost	256	312	698	71	934
Expected return on plans assets	(312)	(323)	(851)	(87)	(968)

Net periodic pension costs-U.S. plans	(20)	0	27	2	50

Canadian plans
Service cost	34	32	86	9	81
Interest cost	44	46	112	12	106
Expected return on plans assets	(40)	(38)	(101)	(12)	(92)
Net amortization and deferral	5	6	14	1	10

Net periodic pension costs-Canadian plans	43	46	111	10	105

Other plans
Defined contribution	431	241	1,383	190	1,722
Multi-employer pension plans	1,332	1,287	3,608	350	3,583

Total other plans	1,763	1,528	4,991	540	5,305

Total net pension expense	$1,786	$1,574	$5,129	$552	$5,460

For the nine months ended September 30, 2006 and for the periods from January 1, 2007 to January 25, 2007 and from January 26, 2007 to September 30, 2007, contributions made by the Company to its defined benefit pension plans were not material. For the full year 2007, the Company estimates that it will make employer contributions to its defined benefit pension plans of approximately $0.3 million.

TUBE CITY IMS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

September 30, 2007

The following table reports net periodic cost for the Company’s other post-employment benefit plans (in thousands):

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three months ended September 30, 2007	Three months ended September 30, 2006	January 26, 2007 to September 30, 2007	January 1, 2007 to January 25, 2007	Nine months ended September 30, 2006
Service cost	$26	$25	$70	$7	$75
Interest cost	221	125	402	29	375

Net periodic costs	$247	$150	$472	$36	$450

The Company does not expect to contribute to the other post-employment benefit plan in 2007 and intends to pay benefit claims as they become due. For the periods from January 1, 2007 to January 25, 2007 and January 26, 2007 to September 30, 2007, other post-employment benefit payments were $0.2 million and $0.3 million, respectively.

Note 14—Commitments and Contingencies

Two non-operating subsidiaries of the Predecessor Company, along with a landfill and waste management business, were spun-off to our former stockholders in October 2002. The two former subsidiaries were subject to asbestos related personal injury claims. Management believes that the Company has no obligation for asbestos related claims regarding the spun-off subsidiaries. In addition, the Company has been named as a defendant in certain asbestos-related claims relating to lines of business that were discontinued over 20 years ago. Management believes that the Company is sufficiently protected by insurance with respect to these asbestos-related claims related to these former lines of business, and management does not believe that the ultimate outcome will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The Company has agreements with certain officers and other employees of the Company. The agreements provide for termination benefits in the event of termination without cause, or in some instances, in the event of a change in control of the Company. The aggregate commitment for such potential future benefits at September 30, 2007 was approximately $9.3 million.

TUBE CITY IMS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

September 30, 2007

Note 15—Comprehensive Income

The following table represents the components of comprehensive income (in thousands):

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three months ended September 30, 2007	Three months ended September 30, 2006	January 26, 2007 to September 30, 2007	January 1, 2007 to January 25, 2007	Nine months ended September 30, 2006
Net loss	$(897)	$(471)	$(4,760)	$(13,568)	$(873)
Changes in foreign currency translation	1,163	(19)	1,917	(109)	208
Recognized gain on termination of interest rate swap agreements, net of tax	—	—	—	(436)	—
Minimum pension liability adjustment, net of tax	—	—	—	—	(59)
(Loss) gain on hedging activity, net of tax	(1,071)	(2,630)	(665)	—	1,416

Comprehensive (loss) income	$(805)	$(3,120)	$(3,508)	$(14,113)	$692

Note 16—Related-Party Transactions

The Company incurred and paid management fees to an affiliate of its majority owners, Onex, totaling $0.7 million from January 26, 2007 to September 30, 2007. For the period January 1, 2007 to January 25, 2007, and for the nine months ended September 30, 2006, the Company paid to its majority owners, Wellspring Capital Partners, LLC, a management fee totaling $0.1 million and $0.8 million, respectively.

The Company incurred charges for aircraft rental services to a company that is partially owned by the Company’s Chairman and Chief Executive Officer. The Company incurred $0.2 million of aircraft rental charges for both the period January 26, 2007 to September 30, 2007 and for the nine months ended September 30, 2006. There were no material aircraft rental charges for the period January 1, 2007 to January 25, 2007.

Note 17—Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115 (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. SFAS No. 159 is effective as of January 1, 2008. The Company has not yet determined the effect, if any, the adoption of SFAS No. 159 will have on our results of operations or financial position.

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

TUBE CITY IMS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

September 30, 2007

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”) which clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands the disclosures about fair value measurements. SFAS No. 157 is effective as of January 1, 2008. The Company has not yet determined the effect, if any, the adoption of SFAS No. 157 will have on our results of operations or financial position.

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

Matters Impacting Comparability of Results

The Acquisition. On January 25, 2007, Metal Services Holdco LLC, a wholly owned subsidiary of the Acquiror acquired all of the outstanding shares of the Company. As a result of the change in ownership, under GAAP we are required to present separately the operating results for the Predecessor period and the Successor period in the nine month period that ended September 30, 2007. The following is a summary of the two periods:

•

January 1, 2007 to January 25, 2007. The results for the period from January 1, 2007 to January 25, 2007 and prior periods are included under the heading “Predecessor Company,” as they refer to us prior to the Acquisition.

•	January 26, 2007 to September 30, 2007. After the Acquisition, our results appear under the heading “Successor Company.”

The Acquisition was accounted for using the purchase method of accounting. Acquired tangible assets and assumed liabilities were recorded on our books at their estimated fair value. Because the Acquisition consideration exceeded the fair value of the net identifiable tangible and intangible assets, we recorded goodwill in the transaction. As a result of the Acquisition, we increased the carrying value of property, plant and equipment by $23.9 million, and we recorded $151.8 million of identifiable intangible assets compared to $114.8 million that had been recorded in previous business combinations. The transaction also resulted in our recording $332.7 million of goodwill, an increase of $152.5 million over the $180.2 million in goodwill that had previously been recorded by the Predecessor Company. We anticipate our net increase in annual depreciation expense and annual amortization expense as a result of the Acquisition will be approximately $5.7 million and $2.6 million, respectively.

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

Results of Operations

Quarter ended September 30, 2007 compared to Quarter ended September 30, 2006

The following table sets forth each of the line items in our statement of operations for each of the periods indicated and the changes between the periods in terms of dollar amounts and percentage changes. The table also provides a reconciliation of total revenue to revenue after cost of scrap shipments for each of the periods presented.

	Successor Company Three months ended September 30, 2007	Predecessor Company Three months ended September 30, 2006	Variances
Statement of operations data:
Revenue:
Revenue from sale of materials	$343,308	$280,498	$62,810	22.4%
Service revenue	91,962	87,825	4,137	4.7%

Total revenue	435,270	368,323	66,947	18.2%
Costs and expenses:
Cost of scrap shipments	330,424	268,436	61,988	23.0%
Site operating costs	67,734	66,146	1,588	2.4%
Selling, general and administrative expenses	12,551	11,766	785	6.7%
Depreciation	14,060	12,133	1,927	15.9%
Amortization	2,156	1,803	353	19.6%

Total costs and expenses	426,925	360,284	66,641

Income from operations	8,345	8,039	306	3.8%
Interest expense, net	(9,961)	(8,666)	(1,295)	14.9%

Loss before income taxes	(1,616)	(627)	(989)	157.7%
Income tax benefit	719	156	563	360.9%

Net loss	$(897)	$(471)	$(426)	90.4%

Non-GAAP Financial Measures:
Revenue after cost of scrap shipments:
Consolidated:
Total revenue	$435,270	$368,323	$66,947	18.2%
Cost of scrap shipments	(330,424)	(268,436)	(61,988)	23.0%

Revenue after cost of scrap shipments	$104,846	$99,887	$4,959	4.9%

IMS Division:
Total revenue	$81,453	$77,920	$3,533	4.5%
Cost of scrap shipments	(47)	(338)	291	-86.1%

Revenue after cost of scrap shipments	$81,406	$77,582	$3,824	4.9%

Tube City Division:
Total revenue	$353,817	$290,403	$63,414	21.8%
Cost of scrap shipments	(330,377)	(268,098)	(62,279)	23.2%

Revenue after cost of scrap shipments	$23,440	$22,305	$1,135	5.0%

EBITDA
Net loss	$(897)	$(471)	$(426)	90.4%
Income tax benefit	(719)	(156)	(563)	360.9%
Interest expense	9,961	8,666	1,295	14.9%
Depreciation	14,060	12,133	1,927	15.9%
Amortization	2,156	1,803	353	19.6%

EBITDA	$24,561	$21,975	$2,586	11.8%

EBITDA by operating segment:
IMS Division EBITDA	$18,122	$16,807	$1,315	7.8%
Tube City Division EBITDA	11,732	10,377	1,355	13.1%
Administrative EBITDA	(5,293)	(5,209)	(84)	1.6%

	$24,561	$21,975	$2,586	11.8%

Total Revenue. Total revenue for the third quarter of 2007 was $435.3 million compared to $368.3 million for the third quarter of 2006, an increase of $66.9 million or 18.2%. Revenue from sales of materials increased by $62.8 million or 22.4%, accompanied by an increase in the cost of scrap shipments of $62.0 million or 23.0%, related to an increase in the volume and market price of the raw materials we procured for our customers. The volume and market price increases generally had an offsetting effect on both revenue from sale of materials and cost of scrap shipments and had a limited impact on our income from operations. Service revenue increased $4.1 million or 4.7% as a result of new customers and projects. The items that affect service revenue generally impact revenue after cost of scrap shipments and are discussed below.

IMS Division total revenue increased $3.5 million to $81.5 million. Factors that affected the IMS Division increase in total revenue also affected revenue after cost of scrap shipments and are discussed below. Tube City Division total revenue increased $63.4 million to $353.8 million primarily as a result of increased volume and higher scrap prices, but that increase was accompanied by a corresponding increase in the cost of scrap shipments of $62.3 million.

Revenue After Cost of Scrap Shipments. Revenue after cost of scrap shipments for the third quarter of 2007 was $104.8 million compared to $99.9 million during the third quarter of 2006, an increase of $5.0 million or 4.9%.

IMS Division revenue after cost of scrap shipments increased $3.8 million to $81.4 million. The following factors contributed to the increase:

•

Two new sites in France, one of which was acquired in March 2006 and the other of which was started in October 2006, and a new site in Belgium, which began operating in April 2007, contributed $2.3 million of additional revenue after cost of scrap shipments.

•	We earned an additional $0.7 million at a customer location where we began operations in 2005, but did not start operating certain metal recovery equipment until late in 2006.

•

In 2006 we entered into an agreement with a customer to design and install an automated surface conditioning facility at one of the customer’s mills. Design of the facility began in the fourth quarter of 2006 and certain procurement and construction occurred in the second quarter of 2007 resulting in $2.8 million of additional revenue after cost of scrap shipments. We expect that this project will be completed by the end of 2007.

•	We earned $1.1 million of additional revenue after cost of scrap shipments due to increased volume of metal recovered related to certain scrap metal processing activities.

•

The increase in revenue after cost of scrap shipments was partially offset by the permanent curtailment of operations by our customers at three sites which reduced revenue after cost of scrap shipments by $2.0 million.

•

Revenue after cost of scrap shipments was also reduced by $2.2 million at a customer site where we experienced a substantial revenue increase in 2006 as we provided additional services during a labor strike at the site. The strike was settled in the first quarter of 2007. We continued to provide additional services, but shortly after our customer settled its strike, our contract was renegotiated at substantially reduced rates.

•	Other IMS sites increased revenue after cost of scrap shipments by $1.1 million or 2.0% largely as a result of a 2.7% increase in raw steel production by the customers at those sites.

Tube City Division revenue after cost of scrap shipments increased $1.1 million to $23.4 million. The increase primarily resulted from a 44% increase in the volume of raw materials we procured for our customers under exclusive agreements. The volume increase resulted from a new customer and a contract with an existing customer that was renegotiated to include additional locations.

Site Operating Costs. Site operating costs for the third quarter of 2007 were $67.7 million compared to $66.1 million in the third quarter of 2006, an increase of $1.6 million or 2.4%.

IMS Division site operating costs increased $2.6 million to $60.1 million. Key factors that resulted in the increase in revenue for the IMS Division also contributed to the increase in site operating costs, including:

•	We incurred $1.8 million of additional site operating costs related to new sites and the providing of new services at certain existing sites.

•	We incurred $2.6 million in connection with the design and construction of an automated surface conditioning facility.

•

Increases in site operating costs were partially offset by site operating cost decreases of $1.6 million at sites where our customers curtailed operations and $0.6 million at the site where we provided additional services in 2006 to help them produce during a strike by their labor force.

Tube City Division site operating costs were $7.6 million in the third quarter of 2007, a decrease of $1.0 million or 11.6%, compared to $8.6 million in the third quarter of 2006. The decrease resulted primarily from a decrease in fringe benefit costs related to favorable workers compensation experience and a decrease in operating lease expenses.

As a percentage of revenue after cost of scrap shipments, site operating costs decreased from 66.2% in the third quarter of 2006 to 64.6% in the third quarter of 2007. A large portion of the increase in revenue after cost of scrap shipments was created by our raw material procurement activities which typically do not result in increased site operating costs, but may result in additional selling, general and administrative expense.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the third quarter of 2007 were $12.6 million compared to $11.8 million in the third quarter of 2006, an increase of $0.8 million or 6.7%. The increase resulted primarily from a $0.5 million increase related to our European infrastructure improvements and a $0.3 million increase from higher professional fees offset by savings in fringe benefit and other costs.

EBITDA. EBITDA for third quarter of 2007 was $24.6 million compared to $22.0 million in the third quarter of 2006, an increase of $2.6 million or 11.8%. The increase was split between the IMS Division and the Tube City Division.

IMS Division EBITDA increased $1.3 million to $18.1 million which was driven largely by a $1.2 million improvement at sites where we began operations in 2005 but incurred additional costs associated with the start-up of the operation into 2006. EBITDA increased $1.0 million at a customer site due to an increase volume of post-production metal recovery at a customer site and $0.3 million due to our new European operations. The increases were offset by a decrease of $0.4 million at sites where customers curtailed operations and $1.6 million at a customer site where we positively benefited in 2006 by providing additional services during a strike by the customer’s workforce. Other IMS Division sites contributed additional EBITDA of approximately $0.8 million.

Tube City Division EBITDA in the third quarter of 2007 was $11.7 million compared to $10.4 million for the third quarter of 2006, an increase of $1.4 million or 13.1%. Approximately $0.5 million resulted from raw material procurement activities driven by additional tonnage and approximately $0.5 million resulted from cost and productivity improvements at a pre-production material handling site.

Expenses incurred by our administrative segment were $5.3 million in the third quarter of 2007 compared to the $5.2 million incurred during the third quarter of 2006, an increase of $0.1 million or 1.6%.

Depreciation and Amortization. Depreciation expense for the third quarter of 2007 was $14.1 million compared to $12.1 million in the third quarter of 2006, an increase of approximately $1.9 million or 15.9% which included $1.5 million of additional depreciation expense associated with the incremental fair value recognized in the business combination and additional depreciation associated with capital expenditures over the last twelve months. Amortization expense for the third quarter of 2007 was $2.2 million compared to $1.8 million for the third quarter of 2006, an increase of $0.4 million or 19.6%, which resulted from the incremental fair value recognized in other intangible assets in the business combination.

Interest Expense. Interest expense for the third quarter of 2007 was $10.0 million compared to $8.7 million for the third quarter of 2006, an increase of $1.3 million or 14.9%. The increase was driven by higher debt levels resulting from the recapitalization of the company related to the Acquisition.

Income Tax Benefit. The income tax benefit for the third quarter of 2007 was $0.7 million or 44.4% of our pre-tax loss, compared to a $0.2 million benefit or 24.8% of our pre-tax loss for the third quarter of 2006. The change in the effective rate was driven by the amount of permanent differences related to nondeductible marketing expenses relative to our estimated annual pre-tax income.

Non-GAAP Combined nine months ended September 30, 2007 compared to nine months ended September 30, 2006

As a result of the Acquisition and the resulting change in ownership, under GAAP we are required to present separately in our 2007 statements our operating results for the predecessor period from January 1, 2007 to January 25, 2007 and the successor period from January 26, 2007 to September 30, 2007. Due to the different accounting periods created in 2007, we believe that presenting our 2007 results on an arithmetically combined basis provides a more useful presentation. Where we refer to financial measures presented on a “non-GAAP combined” basis, we refer to the arithmetic sum of our predecessor period and successor period in 2007 without giving effect to the purchase accounting for the period, cost savings, interest expense or other pro forma adjustments resulting from the Acquisition. This presentation will not be indicative of future results. See “Matters Impacting Comparability of Results.” We believe that such comparisons are useful in evaluating our financial performance.

The following table sets forth each of the line items in our statement of operations for each of the periods indicated and the changes between periods in terms of dollar amount and percentage changes. The table also provides a reconciliation of total revenue to revenue after cost of scrap shipments for each of the periods presented.

	Successor Company Period from Jan 26 to Sept 30 2007	Predecessor Company Period from Jan 1 to Jan 25 2007	Combined Non-GAAP Nine months ended 2007	Predecessor Company Nine months ended 2006	Variances
Revenue:
Revenue from sale of materials	$886,300	$74,592	$960,892	$816,820	$144,072	17.6%
Service revenue	245,766	20,568	266,334	247,747	18,587	7.5%

Total revenue	1,132,066	95,160	1,227,226	1,064,567	162,659	15.3%
Costs and expenses:
Cost of scrap shipments	851,843	70,656	922,499	782,856	139,643	17.8%
Site operating costs	181,551	17,917	199,468	185,973	13,495	7.3%
Selling, general and administrative expenses	33,473	3,785	37,258	31,326	6,022	19.3%
Compensation and other expenses related to business combinations	—	18,631	18,631	—	18,631
Depreciation	37,774	3,287	41,061	35,607	5,454	15.3%
Amortization	6,353	507	6,860	5,410	1,450	26.8%

Total costs and expenses	1,110,994	114,783	1,225,777	1,041,082	184,695

Income (loss) from operations	21,072	(19,623)	1,449	23,485	(22,036)	-93.8%
Other income, net	—	613	613	—	613
Interest expense, net	(28,379)	(2,460)	(30,839)	(25,140)	(5,699)	226.7%
Loss from equity investment	—	—	—	(5)	5	-100.0%

Loss before income taxes	(7,307)	(21,470)	(28,777)	(1,660)	(27,117)	1633.6%
Income tax benefit	2,547	7,902	10,449	787	9,662	1227.7%

Net loss	$(4,760)	$(13,568)	$(18,328)	$(873)	$(17,455)	1999.4%

Non-GAAP Financial Measures:
Revenue after cost of scrap shipments:
Consolidated:
Total Revenue	$1,132,066	$95,160	$1,227,226	$1,064,567	$162,659	15.3%
Cost of scrap shipments	(851,843)	(70,656)	(922,499)	(782,856)	(139,643)	17.8%
Loss from equity investment	—	—	—	(5)	5	-100.0%

Revenue after cost of scrap shipments	$280,223	$24,504	$304,727	$281,706	$23,021	8.2%

IMS Division:
Total Revenue	$218,041	$17,670	$235,711	$219,134	$16,577	7.6%
Cost of scrap shipments	(9)	71	62	(867)	929	-107.2%
Loss from equity investment	—	—	—	—	—

Revenue after cost of scrap shipments	$218,032	$17,741	$235,773	$218,267	$17,506	8.0%

Tube City Division:
Total Revenue	$914,025	$77,490	$991,515	$845,433	$146,082	17.3%
Cost of scrap shipments	(851,834)	(70,727)	(922,561)	(781,989)	(140,572)	17.9%
Loss from equity investment	—	—	—	(5)	5	-100.0%

Revenue after cost of scrap shipments	$62,191	$6,763	$68,954	$63,439	$5,515	8.6%

EBITDA
Net loss	$(4,760)	$(13,568)	$(18,328)	$(873)	$(17,455)	1999.4%
Income tax benefit	(2,547)	(7,902)	(10,449)	(787)	(9,662)	1227.7%
Interest expense	28,379	2,460	30,839	25,140	5,699	22.7%
Depreciation	37,774	3,287	41,061	35,607	5,454	15.3%
Amortization	6,353	507	6,860	5,410	1,450	26.8%

EBITDA	$65,199	$(15,216)	$49,983	$64,497	$(14,514)	-22.5%

EBITDA by operating segment:
IMS Division EBITDA	$49,036	$760	$49,796	$47,541	$2,255	4.7%
Tube City Division EBITDA	33,040	2,751	35,791	30,164	5,627	18.7%
Administrative EBITDA	(16,877)	(18,727)	(35,604)	(13,208)	(22,396)	169.6%

	$65,199	$(15,216)	$49,983	$64,497	$(14,514)	-22.5%

Total Revenue. Total revenue for the non-GAAP combined first nine months of 2007 was $1,227.2 million compared to $1,064.6 million for the first nine months of 2006, an increase of $162.7 million or 15.3%. Revenue from sales of materials increased by $144.1 million or 17.6%, accompanied by an increase in the cost of scrap shipments of $139.6 million or 17.8%, related to an increase in the volume and market price of the raw materials we procured for our customers. The volume and market price increases generally had an offsetting effect on both line items and had a limited impact on our income from operations. Service revenue increased $18.6 million or 7.5% as a result of new customers and additional mill volume. The items that affect service revenue generally impact revenue after cost of scrap shipments and are discussed below.

IMS Division total revenue increased $16.6 million to $235.7 million. Factors that affected the IMS Division increase in total revenue also affected revenue after cost of scrap shipments and are discussed below. Tube City Division total revenue increased $146.1 million to $991.5 million primarily as a result of increased volume and higher scrap prices, but that increase was accompanied by a corresponding increase in the cost of scrap shipments of $140.4 million.

Revenue After Cost of Scrap Shipments. Revenue after cost of scrap shipments for the combined non-GAAP first nine months of 2007 was $304.7 million compared to $281.7 million during the first nine months of 2006, an increase of $23.0 million or 8.2%.

IMS Division revenue after cost of scrap shipments increased $17.5 million to $235.8 million. The following factors contributed to the increase:

•

Two new sites in France, one of which was acquired in March 2006 and the other of which was started in October 2006, and a new site in Belgium which began operating in April 2007 contributed $6.1 million of additional revenue after cost of scrap shipments.

•

A new domestic site that began operating in May 2006 but did not reach full capacity or efficiency until after the second quarter of 2006 contributed additional revenue after cost of scrap shipments of $1.2 million.

•	We earned an additional $2.0 million at a customer location where we began operations in 2005, but did not start operating certain metal recovery equipment until late in 2006.

•

In 2006 we entered into an agreement with a customer to design and install an automated surface conditioning facility at one of the customer’s mills. Design of the facility began in the fourth quarter of 2006 and certain procurement and construction occurred in the second quarter of 2007 resulting in $4.6 million of additional revenue after cost of scrap shipments.

•	We had a significant increase in metal recovery volume from a customer site resulting in additional revenue after cost of scrap shipments of $1.2 million.

•	The increases in revenue after cost of scrap shipments were offset by a $5.2 million decrease related to three sites where our customers have permanently curtailed operations.

•

We earned an additional $7.7 million of revenue after cost of scrap shipments, an increase of approximately 4.1% at other customer sites related to a combination of increased volumes processed as well as some contractual price escalators in the associated contracts.

Tube City Division revenue after cost of scrap shipments increased $5.5 million to $69.0 million. The following factors contributed to the increase:

•	In 2006, we emphasized international opportunities in raw material procurement which helped increase revenue after cost of scrap shipments by $1.9 million.

•

We increased the volume of raw materials we procured for our customers by 21.9% increasing revenue after cost of scrap shipments by approximately $5.2 million, including the additional international volume.

Site Operating Costs. Site operating costs for the non-GAAP combined first nine months of 2007 were $199.5 million compared to $186.0 million in the first nine months of 2006, an increase of $13.5 million or 7.3%.

IMS Division site operating costs increased $14.4 million to $176.7 million. Key factors that resulted in the increase in revenue for the IMS Division also contributed to the increase in site operating costs, including:

•	We incurred $6.9 million of additional site operating costs related to new sites and the providing of new services at certain existing sites.

•	We incurred $4.2 million in connection with the design of an automated surface conditioning facility.

•

We incurred an additional $1.9 million at a customer site where we added additional services to supplement production during a work stoppage in 2006. We continued to provide a portion of the additional services after the work stoppage ended.

•	In connection with substantially improving the operations of one site, we incurred $1.8 million of non-recurring maintenance expenditures and other costs.

•	A change in the operating configuration at a large customer site resulted in an increase in site operating cost of approximately $2.6 million.

•	The increases were offset by a $4.1 million decrease related to three customer sites where our customer curtailed its operations.

Tube City Division site operating costs were $23.8 million in the non-GAAP combined first nine months of 2007, a decrease of $0.9 million or 3.6%, compared to $24.7 million in the first nine months of 2006 primarily due to cost control efforts at two pre-production material handling sites.

Site operating costs were 65.5% of revenue after cost of scrap shipments for the non-GAAP combined first nine months of 2007 compared to 66.0% first nine months of 2006. The slight decrease is primarily the result of a higher percentage of revenue after costs of scrap shipments from our raw material procurement activities, which typically do not result in additional site operating costs, but may result in increase in selling, general and administrative expenses.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the non-GAAP combined first nine months of 2007 were $37.3 million compared to $31.3 million in the first nine months of 2006, an increase of $6.0 million or 19.3%. The increase resulted primarily from a $1.2 million increase in safety and operating based incentive compensation, a $1.0 million increase related to our new European sites, a $1.8 million increase in professional fees, a $0.5 million expense related to a customer’s bankruptcy filing and a $1.0 million impact from a workers compensation cost adjustment.

Compensation and other expenses associated with business combination. The compensation and other expenses associated with the business combination of the Predecessor Company incurred during the period from January 1, 2007 to January 25, 2007 were specifically related to the Acquisition. They consisted of $16.3 million recognized in connection with the changes to and the subsequent cancellation of the Predecessor Company’s stock option plan, $1.3 million in associated fringe benefit costs and $1.0 million of costs associated with the Acquisition, primarily legal fees, that were not reimbursed in the Acquisition and were therefore charged to the Predecessor Company’s operations.

EBITDA. EBITDA for the non-GAAP combined first nine months of 2007 was $50.0 million compared to $64.5 million in the first nine months of 2006, a decrease of $14.5 million or 22.5%. The decrease was entirely the result of $18.6 million of compensation and other expenses related to business combinations. The impact of that was partially offset by a $0.6 million gain in other income that resulted from the termination of the Predecessor Company’s interest rate swap agreements.

IMS Division EBITDA increased $2.3 million to $49.8 million which was driven largely by a $2.2 million improvement at two sites where we began operations in 2005 but incurred additional costs associated with the start-up of the operations into 2006. New European sites contributed $0.4 million of additional EBITDA and our designing and installing of an automatic surface conditioning unit contributed $0.4 million of additional EBITDA. These increases were largely offset by the additional costs associated with a change in operating configuration at a large customer site and by the loss of $1.0 million of EBITDA at sites where customers curtailed operations.

Tube City Division EBITDA in the non-GAAP combined first nine months of 2007 was $35.8 million compared to $30.2 million for the first nine months of 2006, an increase of $5.6 million or 18.7%. Approximately $1.2 million resulted from additional international raw material procurement opportunities and an additional $2.0 million from additional volume procured for our customers. The Division’s raw material handling activities also generated $3.4 million of additional EBITDA largely as the result of new services gained at existing customer sites.

Expenses incurred by our administrative segment were $35.6 million in the non-GAAP combined first nine months of 2007 compared to $13.2 million incurred during the first nine months of 2006, an increase of $22.4 million, which was driven by $18.6 million in compensation and other expenses associated with the Acquisition, a $1.2 million increase in safety and operating performance based compensation costs, a $1.8 million increase in professional fees, a $1.0 million impact from a workers compensation cost adjustment and a $0.5 million expense related to a customer’s bankruptcy also contributed to the total increase.

Depreciation and Amortization. Depreciation expense for the non-GAAP combined first nine months of 2007 was $41.1 million compared to $35.6 million in the first nine months of 2006, an increase of approximately $5.5 million or 15.3%, which included $4.0 million of additional depreciation expense associated with the incremental fair value recognized in the business combination and additional depreciation associated with capital expenditures over the last twelve months. Amortization expense for the non-GAAP combined first nine months of 2007 was $6.9 million compared to $5.4 million for the first nine months of 2006, an increase of $1.5 million or 26.8%, which resulted from the incremental fair value recognized in other intangible assets in the business combination.

Interest Expense. Interest expense for the first non-GAAP combined first nine months of 2007 was $30.8 million compared to $25.1 million for the first nine months of 2006, an increase of $5.7 million or 22.7%. The increase was driven by higher debt levels resulting from the recapitalization of the company related to the Acquisition and an increase in underlying market interest rates.

Other Income. In November 2006, the Predecessor Company terminated its then outstanding interest rate swap agreements, received cash proceeds of $1.1 million and recorded a credit to other comprehensive income related to the proceeds. A portion of those proceeds were amortized as a reduction of interest expense in the fourth quarter of 2006 and in the period from January 1, 2007 to January 25, 2007. Immediately prior to the Acquisition, the Company recognized a gain of $0.6 million in current earnings reducing the amount that remained in accumulated other comprehensive income related to the termination of the Predecessor Company’s interest rate swap agreements.

Income Tax Benefit. The income tax benefit for the non-GAAP combined first nine months of 2007 was $10.4 million or 36.3% of our pre-tax loss, compared to a $0.8 million benefit or 47.4% of our pre-tax loss for the first nine months of 2006. The change in the effective rate was driven by the amount of permanent differences related to nondeductible marketing expenses and residual United States tax on foreign income and a change in state and foreign tax rates.

Liquidity and Capital Resources

Our working capital needs are largely driven by changes in accounts receivable and accounts payable associated with our outsourced purchasing activities. Fluctuations in accounts receivable and accounts payable can have a significant short-term impact based on the timing of receipts from our customers and payments to our vendors, but such fluctuations tend to be less volatile over the longer term. Our inventory consists of a small volume of scrap we sell for our own account, spare parts for equipment repairs and raw material shipments in transit. Inventory fluctuations are generally not significant in comparison to the fluctuations in accounts receivable and accounts payable. We had cash and cash equivalent balances of $4.6 million and $3.2 million on September 30, 2007 and December 31, 2006, respectively. After reductions for revolving loans and outstanding letters of credit, we had availability under our senior secured ABL facility of $124.5 million at September 30, 2007 and $15.9 million under our previous revolving credit facility at December 31, 2006. We believe that cash flow from operations, together with our revolving credit facility, will be sufficient to fund operating, capital and debt service requirements.

Cash Flow

Cash flow provided by operating activities in the non-GAAP combined first nine months of 2007 was $59.4 million compared to $30.0 million for the first nine months of 2006, an increase of $29.3 million. The increase resulted primarily from working capital items which provided $20.2 million of cash flow in non-GAAP combined first nine months of 2007 compared to the first nine months of 2006 when working capital used $7.8 million of cash. In both periods, the cash used by working capital items resulted from the timing of collection of accounts receivable, payment of accounts payable and the amount of in-transit scrap inventory.

Net cash used in investing activities in the non-GAAP combined first nine months of 2007 was $641.3 million consisting primarily of $597.7 million resulting from the Acquisition and $43.5 million in capital expenditures. Net cash used in investing activities in the first nine months of 2006 was $39.8 million which included $37.9 million in capital expenditures and $1.7 million paid to acquire two new businesses. The increases in capital expenditures of $5.5 million was largely caused by capital expenditures related to new business activities in Europe which totaled $9.1 million in the first nine months of 2007. This increase was offset by reduced capital spent on domestic new business and cost improvement projects.

Net cash provided by financing activities in the non-GAAP combined first nine months of 2007 was $586.9 million. The amount was comprised of proceeds from new credit facilities and notes issued in connection with the Acquisition of $440.5 million and capital contributions associated with the Acquisition of $199.2 million. On the date of the Acquisition, the Company received proceeds from its new ABL revolving facility of $50.5 million. The Company, between the date of the Acquisition and September 30, 2007, made net repayments of $12.8 million and paid off $8.1 million of obligations assumed from the Predecessor Company. The Company incurred $15.9 million of debt issuance fees associated with its new credit facilities and senior subordinated notes and the Company repaid $2.6 million of capital leases, installment notes and financed insurance during the non-GAAP combined first nine months of 2007. Net cash provided by financing activities for the first nine months of 2006 consisted of $17.8 million of net borrowings under the Predecessor Company’s revolving credit facility offset by $8.5 million in scheduled payments on the Predecessor Company’s term loan, capital leases and other indebtedness.

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

•	operating risks, including equipment failures or the failure to make accurate estimates in bidding for new long-term contracts;

•	failure to maintain existing and attracting new key personnel;

•	successful integration of acquisitions, risks related to acquisitions and joint ventures and the expansion of our international operations;

•	claims and litigation relating to environmental contamination, including in respect of former businesses;

•	internal controls over financial reporting;

•	our underfunded pension and other post-employment benefit plans; and

•	the other factors set forth in Part II, Item 1A “Risk Factors.”

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

We also purchase commodities for use in our operations, most notably diesel fuel. We consume approximately 10 million gallons of diesel fuel annually and incurred $16.6 million in fuel costs during the first nine months of 2007. We estimate that a 10% change in the price of fuel would affect income from operations by approximately $2.2 million per year. To help mitigate the risk of changes in fuel and other commodity risks, substantially all of our contracts contain pricing escalators based on published price indices that would generally offset some portion of fuel price changes. However, the timing of the impact of changes in commodity prices will generally precede the impact of a price escalator. For example, changes in commodity prices in 2007 would likely change the indices used to calculate the 2008 price escalator.

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

Foreign Currency Risk

Movements in foreign currency exchange rates may affect the translated value of our earning and cash flow associated with our foreign operations as well as the translation of net asset or liability positions that are denominated in foreign currencies. For the period from January 26, 2007 to September 30, 2007, we derived approximately 94% of our revenue after cost of scrap shipments from providing services and products to North American steel mills. In countries outside the United States, we generate revenue and incur operating expenses denominated in local currencies. We are exposed to changes in the value of the U.S. dollar relative to the Euro, Canadian dollar, the Slovak koruna and the Serbian dinar. For the period from January 26, 2007 to September 30, 2007, we generated approximately $2.3 million of income from operations in foreign currencies. On an annual basis, we expect operating income in these countries would decrease or increase by approximately $0.3 million if all foreign currencies uniformly weaken or strengthen 10% relative to the U.S. dollar. As part of our growth strategies discussed above and elsewhere in this Quarterly Report, we are seeking to increase our operations overseas with the possibility that such operations will increase our foreign currency risk. We also plan to employ strategies, when appropriate, to mitigate foreign currency risk. Such strategies may include the use of derivative financial instruments.

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

The Company is controlled by Onex Partners II LP, an affiliate of Onex Corporation, a public company listed on the Toronto Stock Exchange, and, therefore, is required to maintain internal controls over financial reporting as required by applicable Canadian regulations.

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

A reduction in activity by a customer at a given site, or its decision to idle or permanently close the site, would reduce the revenue we receive from such customer. A loss of a significant customer or the partial loss of a customer’s business through the termination or non-renewal of a significant contract with us, or shut down of a site, could have a material adverse effect on our revenue and other results of operations. In general, our contracts are not terminable without cause. However, certain of our contracts with one of our significant customers contain provisions providing for the right after 2010 to terminate for convenience through the payment of scheduled termination fees based on the remaining years of the contracts.

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

The outsourced steel services industry is highly competitive in most service categories and geographic regions. Direct competitors include Harsco Corporation through its MultiServ division, Edward C. Levy Co., the David J. Joseph Company and Stein Steel Mill Services, Inc. Certain of our competitors, in particular MultiServ, are companies or divisions or operating units of companies that have greater financial and other resources than we do. Competition is based largely upon service quality, price, past experience and reputation. In order to maintain competitiveness, we may be required to reduce our prices or make other concessions. Such actions could have a material adverse effect on our business, financial condition, results of operations and cash flows. On a larger scale, we also compete with the internal steel production support service capabilities of some of our customers, and in some cases customers have replaced our services with internally provided support services. As a result, we may not be able to retain or renew our existing contracts, and we may not be able to continue to compete successfully against existing or new competitors. Any such failure could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Although significant portions of our operations are more sensitive to changes in steel production than to changes in prices, certain of our business operations subject us directly to price and/or inventory risk. In particular:

•	we routinely maintain a limited quantity of unsold scrap inventory at two of our scrap processing facilities subjecting us to inventory risk;

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

Violations of environmental laws, accidents or releases of hazardous materials by us or our customers could result in temporary shutdowns or interruptions in our operations. If such shutdowns or interruptions were to occur, it could have a material adverse effect on our results of operations.

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

Our business activities involve certain operating hazards that can result in personal injury and loss of life, damage and destruction of operating equipment, damage to the surrounding areas, interruption or suspension of operations at a customer site and loss of revenue and future business. Under certain circumstances, we may be required to indemnify our customers against such losses even though we may not be at fault. While we have policies in place to minimize the risk of serious injury or death to our employees or other visitors to our operations, we may nevertheless be unable to avoid material liabilities for any such death or injury that may occur in the future, and these types of incidents may have a material adverse effect on our financial condition. Although we believe that we have obtained adequate insurance, there can be no assurance that our insurance will be sufficient or effective under all circumstances or against all claims or hazards to which we may be subject or that we will be able to continue to obtain adequate insurance protection. A successful claim for damage resulting from a hazard for which we are not fully insured could adversely affect our results of operations. In addition, if we were to be held responsible for an accident at one of our customer sites that resulted in significant losses to them and/or an interruption or suspension of their operations, we could lose such customer’s business. Moreover, such events may adversely affect our reputation in the steel industry, which may make it difficult to renew or extend existing contracts or gain new customers.

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

Success in our industry depends significantly on maintaining positive long-term relationships with customers and reacting advantageously to market changes, which in turn drive dependence on key personnel with personalized customer relations and specific industry know-how. The loss of Mr. Michael Coslov or other members of our senior management team could adversely affect us. Our chief executive officer, chief financial officer and each of our other executive officers currently has an employment agreement with us. However, we cannot assure you that any of these individuals will remain with us. We currently do not have a life or disability insurance policy on any of the members of the senior management team. The death or loss of the services of any of our senior managers could have a material adverse effect on our business.

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

We currently operate at steel mills and plants located in the United States, Canada, France, Belgium, Serbia and Slovakia. We are implementing a number of international initiatives to expand our global footprint to China, South America and other countries throughout Europe and Asia. As a result, we will further become exposed to a variety of risks that may adversely affect results of operations, cash flows or financial position. These include the following:

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

Our new credit facilities include a senior secured ABL facility, a senior secured term loan credit facility and a senior secured synthetic letter of credit facility. The senior secured ABL facility includes two tranches consisting of (i) a $150.0 million aggregate principal amount last-in, first-out tranche (the “LIFO Tranche”) and (ii) a $15.0 million aggregate principal amount first-in, last-out tranche (“FILO Tranche”). The senior secured ABL facility includes a subfacility of $40.0 million under the LIFO Tranche that is available for letters of credit. As of September 30, 2007, our availability under the senior secured ABL facility was $162.8 and we had outstanding $37.7 million of revolving borrowing and $0.6 million of letters of credit were issued against the revolver. Also on that date, $20.0 million face amount of letters of credit were issued under the senior secured synthetic letter of credit facility. Our senior secured term loan credit facility is in the aggregate principal amount of $164.2 million and our synthetic letter of credit facility provides for an aggregate amount of $20 million of credit to be extended to us.

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

Item 6.	Exhibits

Exhibit Number	Exhibit
2.1*	Stock Purchase Agreement, dated as of November 10, 2006, by and among Tube City IMS Corporation, Mill Services Holdings, LLC, the Other Sellers set forth on Annex A therein and Metal Services Acquisition Corp.

2.2*	Amendment to Stock Purchase Agreement, dated as of January 25, 2007, among Tube City IMS Corporation, Mill Services Holdings LLC, the other sellers listed on Annex A thereto and Metal Services Acquisition Corp.

2.3**	Agreement and Plan of Merger, dated September 23, 2004, by and among Envirosource Holdings LLC, El Acquisition Co., Envirosource, Inc., the Principal Company Stockholder named therein, the Stockholder Representative named therein and Wellspring Capital Partners III, L.P.

2.4**	Amendment No. 1 to the Agreement and Plan of Merger, dated October 25, 2004, by and among Envirosource Holdings LLC, El Acquisition Co., Envirosource, Inc., the Principal Company Stockholder named therein, the Stockholder Representative named therein and Wellspring Capital Partners III, L.P.

3.1*	Amended and Restated Certificate of Incorporation of Tube City IMS Corporation.

3.2*	Amended and Restated By-Laws of Tube City IMS Corporation.

4.1*	Indenture, dated as of January 25, 2007, among Metal Services Merger Sub Corp. and the Guarantor (as defined therein) listed on the signature pages thereto and the Bank of New York as trustee.

4.2*	Supplemental Indenture, dated as of January 25, 2007, by and among Tube City IMS Corporation, the subsidiary guarantors listed on Exhibit A thereto and the Bank of New York, as trustee.

4.3*	Registration Rights Agreement, dated January 25, 2007, among Metal Services Merger Sub Corp., Metal Services Holdco LLC and Credit Suisse Securities (USA) LLC.

4.4*	Counterpart to the Registration Rights Agreement, dated as of January 25, 2007, among Tube City IMS Corporation, Tube City LLC and International Mill Service, Inc.

4.5*	Form of Rule 144A Global Note.

4.6*	Form of Regulation S Global Note.

10.1*	ABL Credit Agreement, dated as of January 25, 2007, among Metal Services Merger Sub Corp., Metal Services Holdco LLC, each subsidiary of Metal Services Merger Sub Corp. from time to time party thereto, the Lenders (as defined thereto), Credit Suisse and The CIT Group/Business Credit Inc., as collateral agent for the Lenders thereunder.

10.2*	Term Loan Credit Agreement, dated as of January 25, 2007, among Metal Services Merger Sub Corp., Metal Services Holdco LLC, each subsidiary of Metal Services Merger Sub Corp. from time to time party thereto, the Lenders (as defined therein) and Credit Suisse.

10.3*	Purchase Agreement, dated January 18, 2007, between Metal Services Merger Sub Corp., Metal Services Holdco LLC and Credit Suisse Securities (USA) LLC.

10.4*	Counterpart to the Purchase Agreement, dated January 18, 2007, among Metal Services Merger Sub Corp., Metal Services Holdco LLC and Credit Suisse Securities (USA) LLC.

10.5*	Amended and Restated Employment Agreement, dated January 25, 2007, among Metal Services Acquisition Corp., Tube City IMS Corporation and J. David Aronson.

10.6*	Amendment to Amended and Restated Employment Agreement, dated as of January 25, 2007, between Tube City IMS Corporation and J. David Aronson.

10.7*	Amended and Restated Employment Agreement, dated January 25, 2007, among Metal Services Acquisition Corp., Tube City IMS Corporation and I Michael Coslov.

Exhibit Number	Exhibit
10.8*	Amendment to Amended and Restated Employment Agreement, dated as of January 25, 2007, between Tube City IMS Corporation and I Michael Coslov.

10.9*	Amended and Restated Employment Agreement, dated January 25, 2007, among Metal Services Acquisition Corp., Tube City IMS Corporation and Joseph Curtin.

10.10*	Amendment to Amended and Restated Employment Agreement, dated as of January 25, 2007, between Tube City IMS Corporation and Joseph Curtin.

10.11*	Amended and Restated Employment Agreement, dated January 25, 2007, among Metal Services Acquisition Corp., Tube City IMS Corporation and Raymond S. Kalouche.

10.12*	Amendment to Amended and Restated Employment Agreement, dated as of January 25, 2007, between Tube City IMS Corporation and Raymond S. Kalouche.

10.13*	Amended and Restated Employment Agreement, dated January 25, 2007, among Metal Services Acquisition Corp., Tube City IMS Corporation and Daniel E. Rosati.

10.14*	Amended and Restated Employment Agreement, dated as of January 25, 2007, between Tube City IMS Corporation and Thomas E. Lippard.

10.15*	Restricted Stock Plan.

10.16*	Form of Restricted Stock Agreement.

10.17*	Tube City, Inc. Executive Deferred Compensation Plan, dated May 1, 2004.

10.18*	Amendment to Tube City Inc. Executive Deferred Compensation Plan, dated January 1, 2005.

10.19*	Tube City IMS Corporation Supplemental Executive Retirement Plan, dated January 1, 2006.

10.20*	Lease Agreement, dated as of May 3, 2005, between Brandywine Operating Partnership, L.P. and International Mill Service, Inc. (1155 Business Center Drive, Horsham, Pennsylvania).

10.21**	Second Amended and Restated Credit Agreement, dated as of October 25, 2005, among Tube City IMS Corporation, International Mill Service, Inc. and Tube City, LLC, the several lenders from time to time party thereto, Comerica Bank, Sovereign Bank and La Salle Bank National Association, as co-documentation agents, UBS Securities LLC, as syndication agent and Bear Stearns Corporate Lending Inc., as administrative agent, first lien collateral agent and second lien collateral agent.

10.22**	Amendment No. 1 to the Second Amended and Restated Credit Agreement.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from exhibits to the Company’s Form S-4 filed with the Securities and Exchange Commission on May 25, 2007, and any amendments made thereto.
**	Incorporated by reference from exhibits to the Company’s Form S-1 filed with the Securities and Exchange Commission on July 7, 2006, and any amendments made thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Glassport, State of Pennsylvania, on November 1, 2007.

Tube City IMS Corporation

By:	/s/ I Michael Coslov	By:	/s/ Daniel E. Rosati
	I Michael Coslov		Daniel E. Rosati
	Chairman and Chief Executive Officer		Senior Vice President, Chief Financial Officer & Treasurer
	(Principal Executive Officer)		(Principal Financial Officer)