Form 10-K
period 2007-12-31
Tube City IMS CORP
filed 2008-02-25
CIK 1366455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

TUBE CITY IMS CORPORATION

Delaware	34-0617390
(State of Incorporation)	(I.R.S. Employer Identification Number)

12 Monongahela Avenue

P.O. Box 2000

Glassport, PA 15045

(Address of principal executive offices and zip code)

Company’s telephone number, including area code: (412) 678-6141

Securities registered pursuant to Section 12(b) of the Act:

9 3/4% Senior Subordinated Notes due 2015

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☑

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☑

Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☑

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☑      Small reporting company ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company is zero as of February 21, 2008.

As of February 21, 2008, the Company had outstanding 913,260 shares of common stock, $0.001 par value per share.

Forward Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events. Such forward-looking statements include the discussions of our business strategies, estimates of future global steel production and other market metrics and our expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions of this Annual Report on Form 10-K, the words “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, there can be no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, risks associated with:

•	decreased steel production in North America and elsewhere;

•	consolidation in the steel industry in North America and globally;

•	the loss, financial difficulty or insolvency of a significant customer and the concentration of credit risk with certain significant customers;

•	exchange rate fluctuations, increases in energy prices and price and inventory risk;

•	uncertainty regarding our backlog;

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

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K. We assume no obligation to update any forward-looking statements after the date of this Annual Report on Form 10-K as a result of new information, future events or developments except as required by federal securities laws.

Explanatory Note

Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K, references to:

•	“Company,” “we,” “our” or “us” refer to Tube City IMS Corporation and its consolidated subsidiaries;

•	“Tube City Division” refers to the Tube City segment of the Company;

•	“IMS Division” refers to the IMS segment of the Company;

•

“predecessor company” refers to the Company prior to its acquisition on January 25, 2007 by Metal Services Acquisition Corp., an affiliate of Onex Partners II, LP and the related transaction is referred to as the the “Acquisition”;

•	“successor company” refers to the Company after its acquisition by Metal Services Acquisition Corp.;

•

“IMS” refers to the Copmany prior to its acquisition on October 26, 2004 by Metal Services Holdings LLC, an affiliate of Wellspring Capital Partners III, L.P., and the related acquisition is referred to as the “IMS Transaction”;

•

“Tube City” refers to Tube City, LLC and its consolidated subsidiaries and predecessors, including Tube City Holdings, LLC. We acquired Tube City’s predecessor, Tube City Holdings, LLC, on December 21, 2004 and its results of operations have been included in our results of operations since December 21, 2004., and the related acquisition is referred to as the “Tube City Acquisition”;

•	“Tube City Holdings” refers to Tube City Holdings, LLC prior to its merger with Tube City on December 21, 2004;

•	“Onex Partners II” refers to Onex Partners II LP;

•	“Onex” refers to Onex Partners II and its affiliates.

Item 1. Business

Overview

We are the largest provider of outsourced services to steel mills in North America, with an emerging presence globally. With over 80 years of experience, we offer our operational expertise and specialized services at 69 sites in North America and Europe and have a presence in China. We do not produce steel, but rather we are integral in nearly every other stage of the steel making process, from initial raw materials procurement through finished goods handling. Our services enable our customers to realize cost savings through operational efficiencies while focusing on their core steel production processes

History

We were incorporated in the state of Delaware on May 4, 1987. The predecessor to our Tube City Division was founded in 1926 by David Coslov as a scrap iron and metal dealer in McKeesport, Pennsylvania. Michael Coslov, our current Chief Executive Officer and third generation descendant of David Coslov, acquired Tube City in 1987 from other family members and strategically transformed the business from a scrap processor to a provider of high quality, value-added outsourced steel services. IMS traces its roots to a company that began operating a sand and gravel pit in the Cleveland area in 1936 which later expanded its operations into slag processing and metal recovery. Over the years, IMS broadened its services to those offered today. In October 2004, the parent company of IMS was sold to Wellspring Capital Partners III, L.P. In December 2004, Tube City and IMS were combined to create the leader for outsourced steel services in North America, and, as a result, we changed our name to Tube City IMS Corporation.

Recent Developments

On January 25, 2007, an affiliate of Onex Partners II, Metal Services Acquisition Corp., our parent company, acquired 100% of our capital stock from our previous owners, including an affiliate of Wellspring Capital Partners III, L.P. As a result of the Acquisition and the resulting change in ownership, under GAAP we are required to present separately in our 2007 statements our operating results for the predecessor period from January 1, 2007 to January 25, 2007 and the successor period from January 26, 2007 to December 31, 2007. Due to the different accounting periods created in 2007, we believe that presenting our 2007 results on an arithmetically combined basis provides a more useful presentation. Where we refer to financial measures presented on a “non-GAAP combined” basis, we refer to the arithmetic sum of our predecessor period and successor period in 2007 without giving effect to the purchase accounting for the period, cost savings, interest expense or other pro forma adjustments resulting from the Acquisition. This presentation will not be indicative of future results, but we believe that such comparisons are useful in evaluating our financial performance. See “Matters Impacting Comparability of Results.”

Our total revenue and revenue after cost of scrap shipments for non-GAAP combined 2007 were $1,670.0 million and $410.4 million, respectively. We measure our operating performance on the basis of revenue after cost of scrap shipments, which includes, in our procurement operations, only the margin earned on raw materials sold and does not give effect to the costs of raw materials or the revenue associated with such costs. We use this measure because it eliminates the impact of market pricing fluctuations that are passed on to our customers and generally do not significantly impact our income from operations. We derive approximately 86% of our total revenue and revenue after cost of scrap shipments from services and products provided to our customers in North America.

We provide our customers a comprehensive suite of value-added services through two segments, our Tube City Division (primarily pre-production services) and our IMS Division (primarily post-production services). Total revenue, revenue after cost of scrap shipments and EBITDA for our Tube City Division in non-GAAP combined 2007 were $1,352.8 million, $93.2 million and $48.9 million, respectively. Total revenue, revenue after cost of scrap shipments and EBITDA for our IMS Division in non-GAAP combined 2007 were

$317.2 million, $317.2 million and $69.7 million, respectively. Expenses incurred by our administrative segment were $44.3 million in non-GAAP combined 2007. $18.6 million of the expenses incurred by our administrative segment in non-GAAP combined 2007 were incurred by our Predecessor Company and related directly to the Acquisition. For a reconciliation of total revenue to revenue after cost of scrap shipments by segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Business Strategy

Our business strategy is to continue to provide innovative and value-added services to our customers and to leverage our existing platform to expand our presence in North America and internationally.

•

Capitalize on Trend Towards Outsourcing and Multi-Site Service Contracts. We believe that steel mills are increasingly outsourcing non-core functions and we will seek to win new outsourcing contracts by leveraging our expertise and comprehensive service offerings. We believe substantial opportunities for future growth exist both in North America and internationally, particularly since we believe the percentage of mills outside of North America that outsource these services is growing faster than the overall outsourcing market. We estimate that approximately 40% of North American mills currently outsource material handling and scrap management services. Internationally, the percentage of mills that outsource these services, while substantially lower, is growing faster than the overall outsourcing market. We believe continued outsourcing will provide us with significant opportunities for growth as mills increasingly turn to specialized providers to perform these essential functions. In addition, we believe we are in a unique position to leverage our existing embedded operations to generate new cross-selling opportunities at existing sites.

•

Continue to Strengthen Our Partnerships With and Increase Penetration of Existing Customers. We seek to capitalize on our strong customer relationships by offering additional outsourced services to mills with which we currently have service contracts. The December 2004 combination of Tube City and IMS presented significant cross-selling opportunities, many of which we are just beginning to achieve as we bid for new contracts. On average, we provide approximately two out of our six primary services at each mill at which we currently operate, presenting a significant opportunity for additional growth within our existing customer base.

•

Continue to Focus on Cost Advantage. A key element of our value proposition is to help our customers achieve greater efficiency and lower total costs by providing our comprehensive suite of outsourced services. Our flexible, cost effective labor agreements and operating platform allows us to utilize our work force efficiently, enabling us to furnish these services at a lower cost than many of our customers can perform them using in-house labor and processes. Our flexible operating structure, efficient use of knowledge sharing from on-site operations at 69 locations globally and use of best practices also contribute to our cost advantages over our customers. We will continue to utilize our favorable cost structure to increase our penetration at sites we currently serve, to win contracts to serve new sites for existing customers and to win contracts to serve new customers.

•

Pursue Growth Opportunities. The 2004 combination of Tube City and IMS provided us the scale and resources to operate on a global basis. Our established operations in North America and Europe provide the platforms for continued international expansion into other parts of Europe, Asia and South America. We have recently recruited senior executives who have significant international operating experience in the outsourced steel services industry and strong relationships with leading global and regional steel producers. Further, we believe our existing relationships with leading global steel producers will help facilitate our expansion into these regions. We also believe we can expand both domestically and internationally by pursuing strategic acquisitions and joint ventures. The global outsourced steel services industry is highly fragmented with a number of smaller local and regional companies. We intend to use a disciplined and focused approach to selectively pursue strategic acquisitions and partnerships that will diversify our existing portfolio of products and services, expand our geographic footprint and bring new customer relationships. In 2007, we increased our international business and are pursuing a number of international opportunities in Europe, China and South America. We believe that by continuing to utilize our disciplined acquisition and joint venture strategies, we will be able to supplement our organic growth prospects and enhance our long-term earnings growth.

Services Provided

We provide our customers a comprehensive suite of value-added services through two segments, our Tube City Division (primarily pre-production services) and our IMS Division (primarily post-production services). In non-GAAP combined 2007, we generated total revenues of $1,352.8 million and $317.2 million from our Tube City Division and our IMS Division, respectively.

Our principal lines of business are as follows:

We believe we offer the industry’s most comprehensive array of outsourced steel services. Our operational expertise and broad range of services enable steel producers to better focus on steel production and improve their cost structure by outsourcing specific nonproduction functions to us. We are the largest provider of outsourced services to steel mills in North America, with the #1 market position in each of our service offerings except raw materials procurement in which we maintain the #2 market position.

We also offer other services, including equipment rental, mobile equipment maintenance, dust and debris management and refractory removal.

Pre-Production Services. These services occur in the steel making process prior to the production of steel.

Raw Materials Procurement

We are the second largest supply chain management/outsourced procurement firm in the North American steel making raw materials procurement market with a rapidly growing international presence. We operate on a worldwide basis and act on behalf of our customers to purchase over 8.5 million tons of raw material inputs annually, including scrap metal and scrap substitutes for use in the steel production process. We procure virtually all such raw materials on an ad hoc basis from industrial sources, demolition contractors and other vendors, through our U.S. and European purchasing personnel network, and indirectly through purchases from other brokers and dealers. We secure a nominal percentage of raw materials through annual output contracts from various industrial accounts.

It is common practice for steel producers to outsource the procurement of certain raw materials, including scrap. We believe that our extensive contacts, substantial purchasing scale and superior market knowledge enable us to procure raw materials cost-effectively for our customers. In some cases, we earn a contractually determined, volume-based fee for arranging delivery of raw material shipments to a customer directly from a vendor. In other cases, we concurrently arrange to purchase and sell raw materials at specified prices, typically locking in a margin without incurring price risk or inventory risk.

We procure materials on behalf of every major steel producer in North America. Our longstanding customer relationships and exclusive agency agreements are a result of our strength and reputation within the industry. As we increase our scale and reach, we expect to continue gaining global market share.

Raw Materials Optimization

We developed and currently market the Scrap OptiMiser™ and GenBlend® software packages, which are proprietary, real-time raw materials optimization systems that include materials planning, procurement and utilization platform that we believe are the most advanced and comprehensive resource management and process control solutions in the steel industry. These services allow steel producers to achieve significant savings by optimizing their management of input materials (specifically scrap metal and scrap substitutes) to obtain the lowest liquid steel cost on a “just-in-time basis” for a desired type and grade of steel, based on market conditions, raw materials availability and each steel mill’s unique operating characteristics.

In addition, our Scrap OptiMiser™, GenBlend® and related software applications utilize our proprietary database of commodity and freight information to aid each mill in the planning, procurement and utilization of scrap metal and scrap substitutes, based on current pricing and on-site inventory levels. These applications are sold on a subscription basis. Based on information from our customers, we estimate that our optimization services have produced significant cost savings for our customers in the range of $3.00 to $6.00 per ton of liquid steel, depending on market conditions and other mill-specific factors. We have acquired eight new service contracts for the Scrap OptiMiser™ since 2004 and believe that the system’s broad appeal and growing track record will lead to increased demand among both existing and new customers. Recently, we also acquired the technology to enable us to optimize non-ferrous metals.

Post-Production Services. These services occur in the steel making process after the production of steel.

Slag, Metal Recovery and Sales

We are the leading provider of slag processing services in North America, providing services to 52 of the approximately 125 mills in this region. We pioneered original methods of removing slag material from melt shops that are now commonly used throughout the industry. The vast majority of modern mills employ slag processing as it is an essential element in the efficiency of steel mills’ operations. During the steel production process, slag accumulates inside the mills’ melt shops and must be removed. We remove and process the slag to recover valuable metallic material that is either reused in the production of steel by the host mill or sold. The remaining non-metallic materials typically are sold to third parties as aggregates for use in cement production, road construction and agricultural applications. We perform these services under long-term contracts and are typically compensated on a fee-per-ton basis, with pricing escalators based on published price indices to offset changes in our operating costs.

Slag processing and metal recovery are fundamental to accelerating our international expansion. We are currently pursuing numerous opportunities to grow our services in Europe and China and to establish a leading presence in South America.

Surface Conditioning

Surface conditioning is a value-added process that removes inclusions and other imperfections from steel mill products so that they can be used in high end applications such as large household appliances and automotive products. We pioneered the North American commercial application of robotic surface conditioning and we are the largest provider of such services in North America.

Prior to the introduction of this technology, manual surface conditioning was a time consuming and costly process. Our technological advancements in robotic surface conditioning increased the speed, quality and consistency of the surface conditioning process, enabling us to achieve significant market share within this industry niche. We currently have automated surface conditioning installations at five of the seven mills in North America that outsource this process and provide manual surface conditioning to certain other customers.

Significant international opportunities exist for surface conditioning as developing nations focus on higher grades of steel production. Specifically, demand for higher end finished steel, suitable for automotive and other advanced applications, continues to accelerate in these growing markets.

Our material handling services occur in the steel making process both prior and after the production of steel.

Material Handling

In North America and Europe, we offer our customers comprehensive material handling services, from receiving, inspecting, processing and managing raw material inputs to handling and managing of finished products. Our material handling expertise and specialized equipment allow us to take care of a broad array of our customers’ on-site logistical requirements from the beginning to the end of the steel production process.

•

Pre-production material handling services (scrap management). We provide mills’ melt shops with inspection, preparation and just-in-time delivery of raw materials, as well as inventory control through logistics management. Our management and preparation services include receiving, inspecting, sorting, cleaning, shearing, burning, shredding and baling of scrap metal and scrap substitutes into various sized pieces and compositions according to customer specifications. Our inspection and testing protocols sort the incoming scrap for processing through a variety of methods based on size, composition and type of material. We own and operate a variety of specialized heavy equipment, including rail cars, large off-highway trucks, mobile mass spectrometers and hydraulic cranes to inspect and analyze incoming raw materials and transport raw material inventory within a mill’s facility.

•

Post-production services (material handling/product handling). We handle and transport semi-finished and finished steel products. In many mills, the finishing facilities are not contiguous to the caster area and thus require a customized transportation and logistics system to move the product reliably and efficiently. Our skilled operators use large slab, billet and pallet carriers to transport thousands of tons of materials within a mill, 24 hours per day. Material handling equipment is also used to move finished products from the mill into inventory and from inventory onto rail cars, trucks or barges for shipment to the mill’s customers. We also provide rail services, including use of our site dedicated rail cars, on-site track installation and maintenance.

We estimate that approximately 40% of North American mills currently outsource material handling and scrap management services. Internationally, the percentage of mills that outsource these services, while substantially lower, is growing rapidly. We believe continued trends towards outsourcing will provide us with significant opportunities for growth as mills increasingly turn to specialized providers to perform these essential functions.

Other Services

We offer additional services that complement our other offerings and represent additional opportunities for steel mills to outsource other support activities. Additional services include:

•	Equipment Rental Services. These services allow customers to benefit from our access to equipment at low cost, on-site synergies and maintenance expertise.

•	Mobile Maintenance. We offer comprehensive maintenance services for our customers’ mobile equipment that utilize our on-site maintenance resources.

•	Dust and Debris Management. We provide on-site dust and debris management services to our customers, including road watering, road sweeping and vacuum truck services.

•	Refractory Removal. We offer furnace, ladle and vessel refractory removal services that utilize our specialized on-site equipment and skilled operators.

Customers

Our customer base includes the leading integrated and minimill steel producers in the world. We operate at 69 sites across North America and Europe, representing strategic sites for our customers either in terms of total capacity or the nature of steel produced at these mills.

Our consistent track record of cost-reduction, superior performance, safety and environmental stewardship has facilitated longstanding relationships with global steel producers. On average, we have served our top 10 customers, based on non-GAAP combined 2007 revenue after cost of scrap shipments for over 30 years. In non-GAAP combined 2007, our total revenue from U.S. Steel and affiliates and AK Steel and affiliates were in each case in excess of 10% of our consolidated revenue. In non-GAAP combined 2007, U.S. Steel and AK Steel accounted for 27% and 10% of our total revenue, respectively, and the loss of all contracts with either customer would likely have a material adverse effect on our results of operations. Our top 10 customers accounted for 69% of our total revenue. We provide services to U.S. Steel and its affiliates under a number of contracts that together cover 32 services at 10 sites. We provide services to AK Steel and its affiliates under a number of contracts that together cover fourteen services at four sites. The average remaining contract life for the services we provide to U.S. Steel is about 7 years, and the average remaining contract life for the services we provide to AK Steel is about 5 years. The strength of our relationships with our customers and integration of our operations within our large installed base of on-site equipment create significant barriers to entry and have driven our high customer retention rate.

Contracts

Our business model is based on providing a full suite of outsourced steel services through our embedded operations at customer sites and through our own sites. In non-GAAP combined 2007, approximately 99% of our service revenue was generated from long-term contracts, of which approximately 73%, based on non-GAAP combined 2007 service revenue, expires after 2010. Our contract fees are primarily based on steel production volume, are independent of steel pricing and generally include pricing escalators based on published price indices to offset changes in our operating costs. Our contracts generally have initial terms of between five and 10 years in length. The weighted average remaining term of our current portfolio of contracts is approximately six years. The contracts are site-specific and typically include multiple services per site. No single contract represented more than 10% of our service revenue in non-GAAP combined 2007.

Substantially all of our contractual service revenue is based on the volume of material handled and is therefore not directly influenced by steel pricing. Service revenue generated from our contracts is largely a function of mills’ production volumes and, in some cases, is coupled with monthly base fees. Further, certain contracts include tiered pricing, with higher revenue after cost of scrap shipments per ton at lower volume levels, which maintains revenue after cost of scrap shipments and profitability in the event that production volumes decrease. Apart from the monthly base fees, we are generally not guaranteed any minimum amount of volume or revenue by our contracts. As of December 31, 2007, and based on 2007 production volumes and contract terms, we estimate that our existing multi-year contracts will generate service revenue, or backlog, of $2.4 billion. Our backlog includes significant estimates and is based on assumptions that may prove to be incorrect. Of our current contracts, 73% will expire after 2010, as measured by service revenue.

New Contract Bidding

We have a successful track record of winning new business and gaining market share, having won 38 new contracts from 2000 through 2007, including 18 contracts at sites where we did not previously provide services and 20 contracts at existing sites where we offered additional services. Further, we have won 18 commitments for new business and renewed 44 contracts since the combination of Tube City and IMS in December 2004, highlighting the strength of our integrated services platform. Our market share has increased as a result of these new contracts and commitments.

We evaluate and pursue new contract opportunities by assembling multi-functional teams, including representatives from sales and marketing, engineering, site operations and finance, to analyze opportunities and formulate comprehensive proposals. We employ a disciplined approach of preparing detailed financial analyses that incorporate pricing, revenue, fixed costs, required equipment and personnel, creditworthiness, customer reputation, historical and forecasted production volume and the unique characteristics of each mill to develop each proposal. Final decisions regarding a proposed bidding strategy are subject to final approval by an executive committee consisting of members of senior management.

International Expansion

As the only global provider of the full range of outsourced steel services, we are well positioned to expand our international operations by: (i) participating in the growth of the global steel industry, (ii) benefiting from increased outsourcing and (iii) gaining market share from both global competitors and local contractors. Our international growth strategy is currently focused on Europe, where we have established operations as a result of expanding relationships with U.S.-based customers and by making acquisitions, and in the longer-term on Asia and South America, where we have recently established a presence to pursue new business opportunities. We believe that limited international competition, combined with our strong customer relationships and ability to offer a comprehensive range of pre- and post-production services, will serve as the drivers of our international growth.

We estimate that the addressable market opportunity in Europe is approximately $1.5 billion (based on net revenue, estimated on an equivalent basis to our revenue after cost of scrap shipments operating metric). We currently operate in five European mills located in Belgium, France, Serbia and Slovakia. We have further developed our platform with the recent commencement of a comprehensive European outsourced purchasing initiative that operates from our site in Slovakia. We are using our current operations in Europe to grow our customer base by pursuing new contracts with major steel producers and cross-selling new services to existing customers. We continue to actively pursue a number of contracts. In addition, we believe that our outsourced purchasing operations will experience steady growth in the highly fragmented European scrap market as we continue to add professionals to augment our operations in this region.

We recently signed a contract to provide services at a mill in Mexico and signed letters of intent to provide services for another Mexican mill and a mill in Brazil. We expect to begin operations in Brazil and at one Mexican site in 2008. We will acquire necessary equipment for the second Mexican site in 2008 and expect to begin operations in early 2009. We anticipate these sites along with personnel in South America will provide a presence from which we can further penetrate these geographic markets.

We have also formed a joint venture with a leading steel producer in China and established representative offices in China and Indonesia to penetrate those geographies as well.

Competition

The global outsourced steel services industry is highly competitive. Competition is based largely upon service quality, price, past experience and reputation. Certain of our competitors are companies or divisions or operating units of companies that have greater financial and other resources than we do, and a potential customer could view that as an advantage for such a competitor. In North America, primary direct competitors include Harsco Corporation through its MultiServ division, Edward C. Levy Co., the David J. Joseph Company and Stein Steel Mill Services, Inc., although most of our service categories include one or more additional significant competitors. In Europe, Latin America and Asia, competition is divided among one global provider and numerous local contractors, including Gagneraud Industries SAS and Egon Evertz KG in Europe.

Excluding competition from internal support capabilities at the mills themselves, we believe that we hold a leading position within each of the service categories in which we operate.

Market Segments Served

Service Category	Primary Third-Party Competitors
Slag Processing and Metal Recovery	MultiServ, Gagneraud Industries SAS, Edward C. Levy Co., Stein Steel Mill Services, Inc. and local and regional competitors

Material Handling	MultiServ, Gagneraud Industries SAS, Edward C. Levy Co., Stein Steel Mill Services, Inc., Marine Terminals Corporation and local and regional competitors

Raw Materials Procurement	The David J. Joseph Company, OmniSource Corporation, local and regional competitors

Surface Conditioning	MultiServ, Edward C. Levy Co., Egon Evertz KG, local and regional competitors

Raw Materials Optimization	No known competitors offering real-time optimization currently

Other Services	L.A. Grant and local suppliers

Intellectual Property

We own a number of registered, applied-for and/or unregistered trademarks and service marks that we use in connection with our businesses, including: TUBE CITY IMS, TUBE CITY, INTERNATIONAL MILL SERVICE, IMS, WE CREATE VALUE, SCRAP OPTIMISER™ and GENBLEND® and certain related designs and logos. Our IMS Division owns four issued U.S. patents and one issued Canadian patent covering various devices, systems and/or processes related to the steel services business. We own a number of U.S. copyright registrations covering portions and/or versions of our Scrap OptiMiser™ and GenBlend® software applications. We currently have no patents on any of our software and rely instead on copyright and trade secret protection. We have acquired licenses to use certain third party software programs in some of our software programs including our Scrap OptiMiser™ software. Furthermore, on May 22, 2006, our Tube City Division acquired physical copies of the source code to and certain licensed rights under software to perform optimization services in certain non-ferrous metals industries.

Our patents all have a life of 20 years, with the earliest expiring in 2011. Our trademarks are granted 10 year renewable terms. Our copyright registrations covering the Scrap OptiMiser™ and GenBlend® name survive 70 years beyond the life of the software’s author. Our licenses to use third party software programs, including those found in portions of our Scrap OptiMiser™ software, generally grant us certain perpetual, non-exclusive license rights.

Employees

As of December 31, 2007, we employed approximately 2,555 people, 1,861 of whom are hourly employees. Approximately 55% of our hourly employees are covered by collective bargaining agreements.

Seasonality

Our consolidated results are not significantly impacted by seasonality. From time to time we have experienced a slight decrease in revenue during the winter months at certain customers’ sites.

Financial Information About Segments and Geographic Areas

Financial information concerning industry segments and geographic areas is included in Note 20, Operating Segments, to the Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

Company Information

Our executive offices are located at 12 Monongahela Avenue, Glassport, Pennsylvania 15045. Our main telephone number is (412) 678-6141. Our internet website address is www.tubecityims.com. Information contained on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information contained on the Company’s website as part of this Annual Report on Form 10-K.

Available Information

This Annual Report on Form 10-K (including the attached exhibits) and any other statements and information that we file with the SEC should be available for inspection at the public reference room at the SEC’s office located at 100 F Street, N.E., Washington, D.C. 20549, United States. Copies may be obtained by mail upon payment of the SEC’s customary charges by writing to its principal office at 100 F Street, N.E. Washington, D.C. 20549, United States. Further information on the operations of the SEC’s public reference room in Washington, D.C. can be obtained by calling the SEC at 1-800-732-0330. The SEC also maintains an Internet website that contains reports and other information about issuers who file reports with the SEC. The address of that website is http://www.sec.gov.

Under the terms of the indenture governing the senior subordinated notes, we have agreed that, whether or not required by the rules and regulations of the SEC, so long as any of such notes are outstanding, we will furnish to the holders of the notes or cause the trustee under the indenture to furnish to the holders of the notes (i) all quarterly and annual information that would be required to be contained in a filing with the SEC on Forms 10-Q and 10-K, if we were required to file such Forms, including a “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and, with respect to the annual information only, a report on the annual financial statements by our certified independent accountants in accordance with the professional standards of the American Institute of Certified Public Accountants and (ii) all current reports that would be required to be filed with the SEC on Form 8-K, if we were required to file such reports. In addition, we will post all reports on our website no later than 10 Business Days after such information would have been filed with the SEC. In addition, we have agreed that, for so long as any senior subordinated notes remain outstanding, we will furnish to the holders of the notes and to securities analysts and prospective investors, upon their request, the information required to be delivered pursuant to Rule 144A(d)(4) under the Securities Act.

Item 1A. Risk Factors

In addition to the other information contained in this Annual Report on Form 10-K, the following risk factors, without limitation, could impact the Company’s business operations.

Risks Related to Our Business

A decrease in production of steel by our customers as a result of economic or other factors can have a negative impact on our results of operations.

We derived approximately 86% of our non-GAAP combined 2007 total revenue from providing services and products to North American steel mills. The majority of the fees that we collect for our services are based on steel production at our customers’ mills, and accordingly, a decline in production by our customers can have a direct negative impact on our revenue and other results of operations. Many factors can adversely affect the production of steel by our customers, including, but not limited to:

•	a decrease in the demand for steel as a result of general economic conditions or conditions in certain industries such as the automotive, appliance, construction and energy industries;

•

an increase in imports of steel that may result in an oversupply of steel in the North American market that displaces our customers’ steel production, including as a result of adverse changes in currency rates or import and export tariffs;

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

Our historical financial information does not reflect what our actual results of operations and financial condition would have been had we been a combined company for the periods presented, and thus these results are not indicative of our future operating performance.

The historical financial information included in this Annual Report on Form 10-K includes the separate financial statements of the predecessor company and the successor company and does not reflect what our results of operations and financial condition would have been had the Acquisition occurred on any date prior to January 25, 2007 or what our results of operations and financial condition will be in the future.

Additionally, the presentation under “Selected Financial Data” includes periods prior to the IMS Transaction and Tube City Acquisition which do not reflect what our results of operations and financial condition would have been had we been a combined entity during the periods presented. Our limited operating history as a combined company and the challenge of integrating previously independent businesses make evaluating our business and our future financial prospects difficult. Our potential for future business success and operating profitability must be considered in light of the risks, uncertainties, expenses and difficulties typically encountered by recently combined companies.

In addition, the Acquisition was accounted for using the purchase method of accounting. Acquired tangible assets and assumed liabilities were recorded on our books at fair value. Because the acquisition consideration exceeded the fair value of the net identifiable tangible and intangible assets, we recorded goodwill in each transaction. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Matters Impacting Comparability of Results.” In addition, future acquisitions will likely be accounted for using purchase accounting and, therefore, similar limitations regarding comparability of historical and future results could arise.

Accordingly, our historical financial information may be of limited use in evaluating our historical performance and comparing it to other periods.

We rely on a number of significant customers and contracts, the loss of any of which could have a material adverse effect on our results of operations.

For the non-GAAP combined year ended December 31, 2007, our single largest customer accounted for 27% of our total revenue, and our top 10 customers accounted for 69% of our total revenue. A reduction in activity by a customer at a given site (or its decision to idle or permanently close the site) would reduce the revenue we receive from such customer. A loss of a significant customer or the partial loss of a customer’s business through the termination or non-renewal of a significant contract with us, or shut down of a site, could have a material adverse effect on our revenue and other results of operations. In general, our contracts are not terminable without cause. However, certain of our contracts with one of our significant customers contain provisions providing for the right after 2010 to terminate for convenience through the payment of scheduled termination fees based on the remaining years of the contracts.

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

Between 2001 and 2003, excess global production capacity, subsidized international steel leading to exceptional import levels, and weak economic conditions resulted in a significant restructuring of the North American steel industry. We believe that such restructuring drove the emergence of a financially stable, competitive base of producers in North America. Despite such structural improvements, during a material economic downturn in the steel industry or due to company-specific events, some of our customers could experience financial difficulties and close operations or significantly decrease production for an extended period, suffering losses and weakening their financial position. The resulting decrease in business volumes would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As of December 31, 2007, one customer accounted for 23% of our accounts receivable, and our top 10 customers accounted for 70% of our accounts receivable. We are party to multiple long-term contracts with many of our customers. Our relative concentration of significant customers, combined with the risk of customer financial difficulties and resulting impacts on us as described above, exposes us to concentrated credit risk or the risk of reduced borrowing capacity under our senior secured ABL facility. Further consolidation among any of the steel industry’s larger companies, many of which are our customers, could further increase the concentration of credit risk we face.

For all of these reasons, there are potential uncertainties associated with our service revenue expectations from customer contracts, and investors should not place undue reliance on these expectations.

Amounts included in our backlog may not result in actual revenue or translate into profits.

Our backlog may not be realized as revenue or, if realized, may not result in profits. Backlog is often difficult to determine with certainty. As of December 31, 2007, and based on 2007 production volumes and contract terms, we estimate that our existing multi-year contracts will generate $2.4 billion in future service revenue, or backlog. Our backlog includes significant estimates and is based on assumptions that may prove to be incorrect. Accordingly, investors should not place undue reliance on our calculations of backlog. Reductions in backlog due to cancellation by a customer or for other reasons could significantly reduce the revenue and profit we actually receive from contracts included in backlog. In the event of a cancellation, we may be reimbursed for certain costs but typically have no contractual right to the amount of service revenue reflected in our backlog. Our customers’ future requirements and our estimates included in backlog may prove to be unreliable. If our backlog fails to materialize, we could experience a reduction in service revenue and a decline in profitability, which would result in a deterioration of our financial condition, profitability and liquidity.

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

As of December 31, 2007, approximately 55% of our hourly employees are covered by collective bargaining agreements. Labor agreements with these unions expire periodically through November 2012. Approximately 25% of represented employees are covered by collective bargaining agreements that expire before December 31, 2008. Our negotiations of new labor agreements with our union employees are time consuming and subject to many factors outside of our control, and we may not be successful in such negotiations. Each regularly scheduled negotiation of labor agreements may result in increased labor costs. If we are unable to negotiate new terms with our unionized labor successfully as their contracts become due, we could experience a work stoppage, which could adversely impact our results of operations or, in the worst case scenario, lead to the termination of contracts with one or more of our significant customers.

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

Worldwide political and economic conditions and extreme weather conditions, among other factors, may result in an increase in the volatility of energy costs, both on a macro basis and for us specifically. We consume in excess of 10 million gallons of diesel fuel annually. We estimate that a 10% change in the price of fuel could affect cost from operations by approximately $2.4 million. To the extent that such costs cannot be passed to customers in the future on a timely basis or at all, whether as a result of price escalators or otherwise, operating income and results of operations may be adversely affected.

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

The development or expansion of our operations at our customers’ mill sites may involve a long payback cycle. Depending on the scope of services that we provide, we could expend significant funds and resources in connection with newly-added sites or services before such efforts result in any significant profits. We continue to review possible opportunities for establishing operations at new customer sites that will generate additional profits, but those opportunities, particularly with respect to scrap handling, slag processing and surface conditioning also require significant capital spending. For example, our cash flow used for capital additions in non-GAAP combined 2007 was $54.6 million, $15.8 million of which was used towards capital spending in connection with new contracts, renewal of existing contracts or productivity improvements.

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

The majority of our revenue after cost of scrap shipments in 2007 was derived from locations where we have long-term contracts that typically have a term of five to 10 years. When bidding for a job, we are required to estimate the amount of production at a particular steel mill and the costs of providing services. In general, the higher the estimated volume of steel production at a site, the lower the unit price per volume of product handled or service provided that we can offer. Other estimates that will determine the unit price per volume that we can offer include local labor, transportation and equipment costs. If our volume estimates for a contract ultimately prove to be too high, or our cost estimates prove to be too low, our profitability under that contract will be adversely affected.

We may be subject to potential environmental and other liabilities associated with former businesses.

We may be subject to liability related to lines of business that we no longer own or operate, including liability related to subsidiaries that we have sold or spun off. Some of our former lines of business, such as portions of IU International, a conglomerate we acquired in 1988, engaged in environmentally sensitive businesses such as the operation of hazardous waste landfills. In addition, we and our former subsidiaries have been and may in the future be subject to asbestos-related personal injury claims. Although we have various indemnities, contractual protections, insurance coverage and legal defenses with respect to asbestos-related claims related to these former lines of business, we may be liable for such claims if the indemnities and contractual protections fail, if our insurance coverage is exhausted or if a court does not recognize our legal defenses. The discovery of material liabilities relating to former lines of business could have a material adverse effect on our business, financial condition or future prospects.

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

We rely on freight transportation to perform certain aspects of our business, and we could be unfavorably impacted by factors affecting transportation, including, but not limited to, the following:

•	Our inability to transport material on commercially reasonable terms if the preferred modes of transportation (i.e., barges, vessels, trucks, rail cars, etc.) are unavailable or uneconomical; and

•	We may incur demurrage or similar charges, which could be substantial in the event of a delay in loading cargo when scheduled.

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

We currently operate at steel mills and plants located in the United States, Canada, France, Belgium, Serbia and Slovakia and during non-GAAP combined 2007 we derived approximately 99% of our total revenue from providing services and products to North American steel mills. Beginning in 2006 and continuing in 2007, we implemented a number of international initiatives to expand our global footprint to China, South America and other countries throughout Europe and Asia. As a result, we will further become exposed to a variety of risks that may adversely affect results of operations, cash flows or financial position. These include the following:

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

Certain of our pension plans were underfunded when their assets and liabilities were last computed. We have made cash payments of approximately $0.4 million to the underfunded pension plans during the year ended December 31, 2007, which consists primarily of minimum contributions required by ERISA regulations and Canadian governmental authorities. The funded status of the plans may be adversely affected by the investment experience of the plans’ assets in both the United States and Canada, by any changes in the law either in the United States or Canada, and by changes in the statutory interest rates used by “tax-qualified” pension plans in the United States to calculate funding liability. Accordingly, if the performance of our plans’ assets does not meet our expectations, if there are changes to the U.S. Internal Revenue Service (the “IRS”) regulations or other applicable law or if other actuarial assumptions are modified, our future contributions to our underfunded pension plans could be higher than we expect.

In addition, we have contractual obligations pursuant to collective bargaining agreements to make payments for employees and could be required to provide additional benefits based on changes in participation in union defined benefit plans.

We also have certain post-employment benefit plans that provide health care benefits primarily to retired employees. The plans are not funded; we pay post-employment benefits as required for individual participants. During the year ended December 31, 2007, we paid $0.5 million of benefits under these plans. If health care costs or other actuarial assumptions differ from our expectations, future benefit payments under these plans could be greater than anticipated.

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

In addition, our future debt or other contracts could contain covenants more restrictive than those in our new senior secured credit facilities. If we fail to satisfy our covenants, we will not be able to borrow under our new senior secured credit facilities and the lenders under our credit facilities could accelerate our debt and require immediate payment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness.”

An increase in our debt service obligations may adversely affect our earnings and available cash.

Our new credit facilities include a senior secured ABL facility, a senior secured term loan credit facility and a senior secured synthetic letter of credit facility. The senior secured ABL facility includes two tranches consisting of (i) a $150.0 million aggregate principal amount last-in, first-out tranche (the “LIFO Tranche”) and (ii) a $15.0 million aggregate principal amount first-in, last-out tranche (“FILO Tranche”). The senior secured ABL facility includes a subfacility of $40.0 million under the LIFO Tranche that is available for letters of credit. As of December 31, 2007, our gross availability under the senior secured ABL facility was $160.3 and we had outstanding $10.0 million. Also on that date, $17.7 million face amount of letters of credit were issued under the senior secured synthetic letter of credit facility. Our senior secured term loan credit facility is in the aggregate principal amount of $163.8 million and our synthetic letter of credit facility provides for an aggregate amount of $20 million of credit to be extended to us. See “Management’s Discussion and Analysis of Financial Condition—Liquidity and Capital Resources—Indebtedness.”

To secure amounts outstanding under our new credit facilities, substantially all of our assets are pledged as security to the lenders. We expect to be able to repay the balance of our indebtedness and meet our other obligations through cash generated from operations. However, we may need to obtain new credit arrangements and other sources of financing in order to meet our future obligations and working capital requirements and to fund our future capital expenditures. Our ability to repay or refinance our outstanding debt and to fund our capital expenditures and other obligations depends on our successful financial and operating performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness.”

An increase in our debt service obligations could adversely affect our earnings. Our debt service obligations could increase as a result of an increase in the amount outstanding under our senior secured ABL facility. Our debt service obligations could also increase as a result of an increase in interest rates. Our new credit facilities include provisions that require us to obtain within 180 days after the closing of the January 2007 Acquisition, and maintain for a period of three years thereafter, interest rate protection as required to assure that at least fifty percent of our total debt be effectively subject to a fixed or maximum interest rate reasonably acceptable to the agents under such facilities. On the closing date of the January 2007 Acquisition more than fifty percent of our total debt bore interest at a fixed rate and at closing we were not obligated to obtain incremental interest rate protection under these provisions. However, as part of our overall risk management strategy, we entered into interest rate swaps where we swapped our variable rate for a fixed LIBOR rate of 5.029% on a notional amount of $120.0 million.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company operates its business from 69 locations throughout the United States, Canada and Europe. With the exception of the Company’s two owned facilities in Glassport, PA and West Mifflin, PA, the Company generally occupies space for their operations either through a lease or a license executed in connection with its customer contracts. The Tube City Division is headquartered at the Glassport, PA facility and the IMS Division is headquartered at the Horsham, PA facility which is leased. The Horsham, PA lease expires in 2011.

Item 3. Legal Proceedings

We are involved in various personal injury, property damage and other legal proceedings that are considered to be routine litigation incidental to our business.

Our former landfill and waste management business, together with two non-operating subsidiaries of IU International Corporation (“IU”), were spun off to our stockholders in October 2002. The two former subsidiaries of IU were subject to asbestos-related personal injury claims. We believe that we have no obligations for asbestos-related claims regarding the spun-off subsidiaries. In addition, we have been named as a defendant in certain asbestos-related claims relating to lines of businesses that we discontinued over 20 years ago. We believe that we are sufficiently protected by insurance with respect to these asbestos-related claims related to these former lines of business, and we do not believe that a negative outcome will have a material adverse effect on our financial position, results of operations and cash flows.

Additional information regarding legal proceedings is included in Note 24, Commitments and Contingencies, to the Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2007.

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of

Equity Securities

Our outstanding common stock is privately held, and there is no established public trading market for our common stock. As of the date of this filing, we had 913,260 shares of common stock outstanding. We do not generally pay cash dividends on our common stock and do not expect to do so in the foreseeable future.

Item 6. Selected Financial Data

The selected consolidated financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (particularly the information under “Matters Impacting Comparability of Results”), “Selected Historical Consolidated Financial Data” and all of the consolidated historical financial statements and the notes to those financial statements included elsewhere in this Annual Report on Form 10-K.

The selected consolidated historical income statement data for the period from January 26, 2007 to December 31, 2007, the period from January 1, 2007 to January 25, 2007, the years ended December 31, 2006 and 2005 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated historical income statement data for the period from October 27, 2004 to December 31, 2004, the period from January 1, 2004 to October 26, 2004 and the year ended December 31, 2003 has been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

The balance sheet data as of December 31, 2007, January 25, 2007 and December 31, 2006 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form-10K. The balance sheet data as of December 31, 2005 and 2004, October 26, 2004 and December 31, 2003 have been derived from our audited consolidated financial statements not included in this Annual Report on Form-10K.

The selected historical consolidated financial data contains two “predecessor” Company periods related to two separate acquisitions. The first acquisition occurred on October 26, 2004 when Metal Service Holdings LLC, an affiliate of Wellspring Capital Partners III, L.P. acquired the Company. The second acquisition occurred on January 25, 2007 when Metal Services Acquisition Corp., an affiliate of Onex Partners II acquired the Company. The term “successor company” refers to the Company after its acquisition by Metal Services Acquisition Corp.

The Predecessor Company acquired Tube City, LLC on December 21, 2004. Prior to that time, the Predecessor Company results primarily include the results of International Mill Service, Inc. both before and after the acquisition by Metal Services Holdings, LLC.

The Acquisition, the IMS Transaction and the Tube City Acquisition were all accounted for using the purchase method. The Acquisition and IMS Transaction resulted in an increase in property, plant and equipment then estimated fair values and The Acquisition, the IMS Transaction and the Tube City Acquisition each resulted in an increase in identifiable amortizable intangible assets. Accordingly, depreciation and amortization expense increased in periods after each transaction. Depreciation expense increased approximately $8.2 million as a result of the IMS transaction and approximately an additional $8.5 million as a result of the Acquisition. Amortization expense increase approximately $3.7 million as a result of the IMS Transaction, approximately $2.7 as a result of the Tube City Acquisition and an additional $4.5 million as a result of the Acquisition.

(In thousands of dollars, except per share data)

	Predecessor Company		Predecessor Company				Successor Company
	Year ended December 31, 2003	January 1, 2004 to October 26, 2004	October 27, 2004 to December 31, 2004	Year ended December 31, 2005	Year ended December 31, 2006	January 1, 2007 to January 25, 2007	January 26, 2007 to December 31, 2007
Statement of Operations Data:
Revenue:
Revenue from sale of materials	$—	$—	$20,122	$832,531	$1,043,103	$74,592	$1,236,778
Service revenue	164,687	144,048	34,586	290,919	332,496	20,569	338,109

Total revenue	164,687	144,048	54,708	1,123,450	1,375,599	95,161	1,574,887
Costs and expenses:
Cost of scrap shipments	—	—	14,092	794,744	998,120	71,629	1,188,011
Site operating costs	111,079	94,339	28,044	207,297	242,537	17,916	248,987
Selling, general and administrative expenses	13,483	9,679	3,533	39,874	43,959	4,992	46,131
Compensation provided as a result of business combinations	3,688	10,019	—	—	—	18,631	—
Expenses associated with withdrawn public offerings	—	2,129	—	5,028	2,734	—	—
Depreciation	25,061	20,763	6,117	49,623	48,045	3,287	59,177
Amortization	952	596	864	7,039	7,211	507	11,207

Total costs and expenses	154,263	137,525	52,650	1,103,605	1,342,606	116,962	1,553,513

Income (loss) from operations	10,424	6,523	2,058	19,845	32,993	(21,801)	21,374
Loss on debt extinguishment	(1,448)	—	(7,010)	(2,812)	—	—	—
Interest expense, net	(9,158)	(8,648)	(2,522)	(23,950)	(33,941)	(2,483)	(38,211)
Income (loss) from equity investments	—	—	10	(99)	(5)	—	—
Other income	3,144	—	—	—	—	613	—

Income (loss) before income taxes	2,962	(2,125)	(7,464)	(7,016)	(953)	(23,671)	(16,837)
Income tax (expense) benefit	(990)	224	2,512	2,332	(317)	10,423	6,928

Net income (loss)	1,972	(1,901)	(4,952)	(4,684)	(1,270)	(13,248)	(9,909)
Preferred stock dividend requirements	(1,002)	(76)	—	—	—	—	—

Income (loss) applicable to common shares	$970	$(1,977)	$(4,952)	$(4,684)	$(1,270)	$(13,248)	$(9,909)

Cash distribution declared per common share (1)	$13.00	$—	$—	$50.00	$—	$—	$—

Other Operating Data:
Capital expenditures	$19,932	$15,850	$3,920	$47,106	$56,908	$2,738	$51,876

Cash Flow Data:
Cash provided by operating activities	$34,910	$27,758	$7,660	$38,651	$32,048	$16,476	$80,675
Net cash used in investing activities	(18,564)	(15,168)	(231,750)	(53,199)	(54,249)	(2,565)	(650,114)
Net cash (used in) provided by financing activities	(20,794)	(9,457)	229,839	11,530	22,648	(13,305)	571,415

	Predecessor Company		Predecessor Company				Successor Company
	Year ended December 31, 2003	January 1, 2004 to October 26, 2004	October 27, 2004 to December 31, 2004	Year ended December 31, 2005	Year ended December 31, 2006	January 1, 2007 to January 25, 2007	January 26, 2007 to December 31, 2007
Balance Sheet Data at period end:
Cash and cash equivalents	$3,756	$6,889	$5,749	$2,731	$3,178	$3,784	$1,976
Restricted cash equivalents	31,962	—	—	—	—	—	—
Working capital (deficit) (2)	1,021	(1,939)	22,275	30,179	49,078	14,400	8,691
Goodwill and other intangible assets	96,159	96,159	293,665	286,591	281,409	280,961	488,125
Total assets	252,005	224,077	653,783	600,549	624,337	635,133	903,940
Long-term debt, including current portion	93,698	84,150	326,802	385,327	411,200	397,895	400,086
Stockholders’ equity	87,383	84,725	85,382	35,131	36,335	20,017	215,947

(1)	Declared when we had accumulated deficits. Accordingly, each was charged as a reduction of capital in excess of par value. Except as indicated above, there were no distributions or dividends declared on our common stock for the periods indicated.
(2)	Working capital (deficit) is calculated as current assets less current liabilities excluding the current portion of long term debt and revolving borrowings to the extent they are classified as current. It is calculated as follows:

	Predecessor Company		Predecessor Company				Successor Company
	December 31, 2003	October 26, 2004	December 31,			January 25, 2007	December 31, 2007
			2004	2005	2006
Current assets	$58,696	$36,774	$222,427	$181,378	$187,764	$199,886	$229,343
Less: current liabilities	(68,915)	(55,190)	(206,828)	(158,217)	(177,924)	(211,571)	(233,339)
Current portion of long-term debt	11,240	16,477	6,676	7,018	6,138	5,785	2,687
Current revolving borrowing	—	—	—	—	33,100	20,300	10,000

Working capital	$1,021	$(1,939)	$22,275	$30,179	$49,078	$14,400	$8,691

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is supplemental to and should be read in conjunction with all of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that are subject to a variety of factors that could cause actual results to differ materially from those contemplated by these statements. For more information, please see “Forward-Looking Statements.” Some of the factors that could cause results or events to differ from current expectations include, but are not limited to, the factors described under “Risk Factors.”

Overview

We are the largest provider of outsourced services to steel mills in North America, with an emerging presence globally. We do not produce steel, but rather we are integral in nearly every other stage of the steel making process, from initial raw materials procurement through finished goods handling. We offer our services through two divisions. Our Tube City Division primarily provides pre-production services, whereas the IMS Division primarily focuses on post-production services.

A significant majority of our services is charged to our steel producing customers on a fee-per-ton basis. Additionally, our Tube City Division generates a significant portion of its revenue from raw materials procurement activities. Our raw materials procurement business operates under two alternative transaction models: (1) we earn a contractually determined, volume-based fee for arranging delivery of scrap or other raw material shipments to a customer directly from a vendor, or (2) we concurrently arrange to purchase and sell scrap or other raw materials at specified prices, typically locking in a margin without incurring price or inventory risk. Because changes in the market price of the raw materials typically do not significantly affect our income from operating activities due to the offsetting effect described below (although it will typically result in a change in our revenues from sale of materials and an offsetting change in our cost of scrap shipments), management measures our operating results on the basis of revenue after cost of scrap shipments, a non-GAAP financial measure that excludes the cost of scrap shipments from total revenue. As an illustration of the magnitude of the impact of pass-through scrap costs on revenue, raw materials procurement activities generated 73% of our total revenue, but only 9% of our revenue after cost of scrap shipments in 2007. See “Key Line Items Presented—Revenue After Cost of Scrap Shipments,” below. Tables reconciling total revenue to revenue after cost of scrap shipments are included in each of the periods discussed in “Results of Operations.”

Key Line Items Presented

Revenue From Sale of Materials. Revenue from sale of materials is mainly generated by our raw materials procurement business. We generate revenue from raw materials procurement through two alternative transaction models: (1) we earn a contractually determined, volume-based fee for arranging delivery of scrap or other raw material shipments to a customer directly from a vendor, or (2) we concurrently arrange to purchase and sell scrap or other raw materials at specified prices, typically locking in a margin without incurring price or inventory risk. In addition to raw materials procurement, revenue from sale of materials also includes revenue from two locations in our pre-production materials handling business.

Service Revenue. This category includes revenue from material handling or scrap management, raw materials optimization, slag processing, metal recovery and sales, material handling or product handling and surface conditioning. A significant majority of our service revenue is based on the volume of customer material handled, usually under long-term contracts. In some instances, we also generate revenue through base monthly fees. In addition, some slag processing, metal recovery and sales revenue is earned from the purchase, processing and sale of scrap inventory for our own account from sales of slag to third parties, in which case we typically compensate the host mill with a royalty fee. This royalty expense is recorded in cost of sales.

Revenue After Cost of Scrap Shipments. We measure our sales volume on the basis of revenue after cost of scrap shipments. Revenue after cost of scrap shipments is not a recognized measure under GAAP, but we use revenue after cost of scrap shipments as a measure of our performance because it eliminates the impact of market pricing fluctuations of scrap and other raw material that generally do not significantly impact our income from operations. We define revenue after cost of scrap shipments as total revenue minus cost of scrap shipments in our raw materials procurement business adjusted to include income from equity investments. We include income from equity investments in our calculation of revenue after cost of scrap shipments because historically our only equity investment has been an operation that derives all of its revenue from scrap sales, and its primary expense is cost of scrap shipments. During the second quarter of 2006, our sole equity investment was redeemed at an amount that approximated the carrying value. Tables reconciling total revenue to revenue after cost of scrap shipments are included in each of the periods discussed in “Results of Operations.”

Site Operating Costs. Site operating costs consist of employees’ wages and benefits, as well as costs of operating supplies, such as fuels and lubricants, repair and maintenance costs and equipment leasing costs. Repair and maintenance and supply costs are largely variable and generally can be influenced directly in relation to volume. Certain types of employee costs, such as overtime pay, generally vary directly in relation to volume. Other types of employee costs, such as base pay and benefits, are variable through layoffs in the event of a downturn at a site. Leasing costs are generally fixed over the term of a lease. Our leases typically apply to mobile equipment that can be relocated among sites as needed.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses consist of labor and related costs of selling and administration, professional fees, insurance costs, management fees, bad debt costs, bank fees and corporate expenses and bonuses.

Depreciation and Amortization. Depreciation consists of depreciation expenses related to property, plant and equipment; and amortization consists of amortization expenses related to finite life intangibles such as environmental permits, customer related intangibles, patents and unpatented technology, in each case recognized on a straight-line basis over the estimated useful life of the asset.

Key Measures We Use to Evaluate Our Company

In addition to typical GAAP measures, such as income from operations and income before income taxes, we also use the following additional financial measures to evaluate and assess our business:

Revenue After Cost of Scrap Shipments. We measure our sales volume on the basis of revenue after cost of scrap shipments. Revenue after cost of scrap shipments is not a recognized measure under GAAP, but we use revenue after cost of scrap shipments as a measure of our performance because it eliminates the impact of market pricing fluctuations of scrap and other raw materials that generally do not significantly impact our income from operations. For further discussion of this item, see “Key Line Items Presented—Revenue After Cost of Scrap Shipments.”

EBITDA. We utilize EBITDA as a performance measure of our operating segments in accordance with SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. Prior to the Tube City Acquisition, Tube City used EBITDA as a performance measure of its operating segments in accordance with SFAS No. 131. EBITDA is not a recognized measurement under GAAP, but we believe it is useful in measuring our operating segment performance. We also use EBITDA internally to determine compensation levels, including bonus payments.

Matters Impacting Comparability of Results

The Acquisition. On January 25, 2007, Metal Services Holdco LLC, a wholly owned subsidiary of the Acquiror acquired all of the outstanding shares of the Company. As a result of the change in ownership, under GAAP we are required to present separately the operating results for the Predecessor period and the Successor period in the twelve month period that ended December 31, 2007. The following is a summary of the two periods:

•

January 1, 2007 to January 25, 2007. The results for the period from January 1, 2007 to January 25, 2007 and prior periods are included under the heading “Predecessor Company,” as they refer to the Company prior to the Acquisition.

•	January 26, 2007 to December 31, 2007. After the Acquisition, our results appear under the heading “Successor Company.”

The Acquisition was accounted for using the purchase method of accounting. Acquired tangible, identifiable intangible assets and assumed liabilities were recorded on our books at their estimated fair value. Because the Acquisition consideration exceeded the fair value of the net identifiable tangible and intangible assets, we recorded goodwill in the transaction. As a result of the Acquisition, we increased the carrying value of property, plant and equipment by $29.4 million, and we recorded $204.7 million of identifiable intangible assets compared to $114.8 million that had been recorded in previous business combinations. The transaction also resulted in our recording $289.4 million of goodwill, an increase of $109.2 million over the $180.2 million in goodwill that had previously been recorded by the Predecessor Company. We anticipate our net increase in annual depreciation expense and annual amortization expense as a result of the Acquisition will be approximately $8.5 million and $4.5 million, respectively.

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

Industry Factors Impacting the Company

Steel Mill Production Volumes. The vast majority of our revenue is tied to our customers’ production volume. Factors that affect a steel mill’s production levels also impact our revenue and profitability. Such factors may include general economic conditions, the North American and worldwide demand for steel, steel pricing and the relative strength of the U.S. dollar. In 2005, some of these factors were somewhat less favorable than they had been in the previous years, and industry participants reduced volumes accordingly. Various North American steel producers, including our most significant customer, used this opportunity to invest large amounts of capital into updating and maintaining their facilities. Management believes that investment activity is favorable for the long-term health of the industry and for our customer base specifically, despite the short-term unfavorable impact of temporary volume reductions that can result from our customers making major capital upgrades. Production volumes at our customer sites during 2006 improved approximately 9% over 2005. Production volumes at our customer sites during 2007 were comparable to 2006 levels.

Restructuring of the North American Steel Industry. The recent restructuring of the North American steel industry has significantly improved the financial profile and credit quality of steel producers and has placed greater emphasis on the outsourcing of steel services. Between 2001 and 2003, excess global production capacity and subsidized foreign steel led to significantly higher import levels and weak economic conditions, resulting in a significant restructuring of the North American steel industry. The consolidation of industry players, shedding of burdensome legacy costs and rationalization of excess capacity resulted in the emergence of a financially stable, globally competitive base of producers. With significantly improved cost structures, North American steel producers have been able to successfully compete with global steel producers and have returned to profitability, creating greater stability in the customer base of outsourced steel service providers. Further, with new, more flexible labor contracts, producers are able to outsource services more easily than in the past, creating increased opportunities for providers of these services.

Application of Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in applying our critical accounting policies that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. We continually evaluate our judgments and estimates in determining our financial condition and operating results. Estimates are based upon information available as of the date of the financial statements and, accordingly, actual results could differ from these estimates, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and require management’s most subjective judgments. The most critical accounting policies and estimates are described below.

Trade Receivables. We perform ongoing credit evaluations of our customers and generally do not require our customers to post collateral. Account balances outstanding longer than the payment terms are considered past due. Provisions are made for estimated uncollectible receivables. Our estimate is based on historical collection experience, a review of the current status of receivables, the condition of the general economy and the industry and our judgment about the credit quality of our customers. Decisions to charge off receivables are based on management’s judgment after consideration of facts and circumstances surrounding potential uncollectible accounts. It is reasonably possible that our estimate of the allowance for doubtful accounts will change.

Property, Plant and Equipment. Property, plant and equipment are recorded at cost less accumulated depreciation. Costs in connection with business combinations are based on fair market value at the time of acquisition. Major components of certain high value equipment are recorded as separate assets with depreciable lives determined independently from the remainder of the asset. Expenditures that extend the useful lives of existing plant and equipment are capitalized, while expenditures for repairs and maintenance that do not extend the useful lives or improve productivity of the related assets are charged to expenses as incurred. The cost of property, plant and equipment retired or otherwise disposed of and the related accumulated depreciation are removed from our accounts, and any resulting gain or loss is reflected in current operations.

Depreciation of property, plant and equipment is computed principally on the straight-line method over the estimated useful lives of assets.

Impairment of Long-Lived Assets. Long-lived assets, including property, plant and equipment and amortizable intangible assets are reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Impairment is assessed when the undiscounted expected cash flow derived from an asset is less than its recorded amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in operating results. Judgment is used when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flow used to assess impairments and the fair value of an impaired asset.

Goodwill and Other Intangible Assets. Goodwill and other indefinite life intangible assets not subject to amortization are recorded at the lower of cost or implied fair value. Finite life intangible assets subject to amortization are recorded at cost less accumulated amortization provided on a straight-line basis over the intangible assets’ estimated useful lives. Goodwill and indefinite life intangibles are evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test used to identify potential impairment compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired, and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the goodwill impairment loss, if any. The second step test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill so calculated, an impairment loss is recognized in an amount equal to the excess.

Revenue Recognition. Revenue includes two categories, namely service revenue and revenue from sale of materials.

We generate service revenue from scrap management, scrap preparation, raw materials optimization, metal recovery and sales, material handling or product handling, slag or co-product processing and metal recovery services and surface conditioning. We recognize revenue from scrap management, scrap preparation, raw materials optimization, material handling or product handling, slag or co-product processing and metal recovery services and surface conditioning when we perform the service. We recognize revenue from slag sales when title and risk of loss pass to the buyer.

Revenue from sale of materials is mainly generated by our raw materials procurement business. In addition to raw materials procurement, revenue from sale of materials also includes revenue from two locations in our pre-production materials handling business that purchase, process and sell scrap inventory for our own account in addition to receiving service revenue through scrap handling services to steel mill customers. We recognize revenue from sale of materials when title and risk of loss pass to the customer, which can be either F.O.B. shipping point or F.O.B. destination depending on terms of sale.

In our raw materials procurement business, we generally engage in two types of transactions that require different accounting treatment. For certain transactions, we facilitate the purchase or sale of raw materials between a buyer and seller for a volume-based commission. The seller assumes the credit risk after delivery. At no point in the transaction do we take title to or assume the risk of loss of the material. We record only the commission as revenue on these transactions.

For other raw materials procurement transactions, we purchase the material from a seller and sell it to a buyer typically back-to-back. In these transactions, we take title to the material and assume the risk of loss for some period of time, usually during transit between the seller and the buyer for F.O.B. destination sales. We also assume credit risk for the full amount billed to the customer. In these transactions, we record revenue from the sale of materials for the full value of the material based on the amount we invoice to our customer.

Health Insurance. We provide health insurance to approximately 40% of our employees through premium based indemnity plans. We provide health insurance to the rest of our employees under a self-insurance plan that uses a third party administrator to process and administer claims. We have stop-loss coverage through an insurer, in excess of a stated self-insured limit per employee. We maintain an accrual for unpaid claims and claims incurred but not reported.

Workers’ Compensation. We self-insure our workers’ compensation insurance under a large deductible program. Under this program, the maximum exposure per claim ranges from $0.75 million to $1.0 million depending on the policy year. Stop-loss coverage is maintained through an insurer for amounts above these retained limits. The aggregate maximum exposure is limited to a percentage of payroll for each open policy. We accrue for this expense in amounts that include estimates for incurred but not reported claims, as well as estimates for the ultimate cost of all known claims.

Share-Based Compensation. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123-R”). This statement replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123-R eliminates the ability to account for share-based compensation transactions using the intrinsic method. SFAS 123-R requires such transactions be accounted for using a fair-value-based method that would result in expense being recognized in our financial statements. SFAS 123-R is effective for fiscal years beginning after June 15, 2005. We elected to adopt the statement on October 1, 2005. During 2007, the Predecessor Company, immediately prior to the Acquisition recorded a charge of $16.3 million related to the termination of its 2004 Stock Option Plan. The Successor Company adopted its Restricted Stock Plan and recorded approximately $0.1 million related thereto. The impact of SFAS 123-R on us will depend on share-based compensation programs implemented by us. Under our current program, we expect that the adoption of SFAS 123-R will increase our operating expenses by less than $0.1 million annually.

Results of Operations

Non-GAAP Combined year ended December 31, 2007 compared to year ended December 31, 2006

As a result of the Acquisition and the resulting change in ownership, under GAAP we are required to present separately in our 2007 statements our operating results for the Predecessor period from January 1, 2007 to January 25, 2007 and the Successor period from January 26, 2007 to December 31, 2007. Due to the different accounting periods created in 2007, we believe that presenting our 2007 results on an arithmetically combined basis provides a more useful presentation. Where we refer to financial measures presented on a “non-GAAP combined” basis, we refer to the arithmetic sum of our Predecessor period and Successor period in 2007 without giving effect to the purchase accounting for the period, cost savings, interest expense or other pro forma adjustments resulting from the Acquisition. This presentation will not be indicative of future results. See “Matters Impacting Comparability of Results.” We believe that such comparisons are useful in evaluating our financial performance.

The following table sets forth each of the line items in our statement of operations for each of the periods indicated and the changes between the periods in terms of dollar amounts and percentage changes. The table also provides a reconciliation of total revenue to revenue after cost of scrap shipments for each of the periods presented.

	Successor Company	Predecessor Company	Combined	Predecessor Company
	Period from Jan 26 to December 31 2007	Period from Jan 1 to Jan 25 2007	Non-GAAP Year ended Dec 31 2007	Year ended December 31, 2006	Difference
Revenue:
Revenue from sale of materials	$1,236,778	$74,592	$1,311,370	$1,043,103	$268,267	25.72%
Service revenue	338,109	20,569	358,678	332,496	26,182	7.87%

Total revenue	1,574,887	95,161	1,670,048	1,375,599	294,449	21.41%
Costs and expenses:
Cost of scrap shipments	1,188,011	71,629	1,259,640	998,120	261,520	26.20%
Site operating costs	248,987	17,916	266,903	242,537	24,366	10.05%
Selling, general and administrative expenses	46,131	4,992	51,123	43,959	7,164	16.30%
Compensation related to business combinations	—	18,631	18,631	—	18,631
Expense associated with withdrawn public offerings		—	—	2,734	(2,734)	-100.00%
Depreciation	59,177	3,287	62,464	48,045	14,419	30.01%
Amortization	11,207	507	11,714	7,211	4,503	62.45%

Total costs and expenses	1,553,513	116,962	1,670,475	1,342,606	327,869	24.42%
Income (loss) from operations	21,374	(21,801)	(427)	32,993	(33,420)	-101.29%
Other income, net	—	613	613	—	613
Interest expense, net	(38,211)	(2,483)	(40,694)	(33,941)	(6,753)	19.90%
Loss from equity investments	—	—	—	(5)	5	-100.00%

Loss before income taxes	(16,837)	(23,671)	(40,508)	(953)	(39,555)
Income tax benefit (expense)	6,928	10,423	17,351	(317)	17,668	-5573.50%

Net loss	$(9,909)	$(13,248)	$(23,157)	$(1,270)	$(21,887)	1723.39%

	Successor Company	Predecessor Company	Combined	Predecessor Company
	Period from Jan 26 to December 31 2007	Period from Jan 1 to Jan 25 2007	Non-GAAP Year ended Dec 31 2007	Year ended December 31, 2006	Difference

NON-GAAP FINANCIAL MEASURES
REVENUE AFTER COST OF SCRAP SHIPMENTS
Total Revenue	$1,574,887	$95,161	$1,670,048	$1,375,599	$294,449	21.41%
Cost of scrap shipments	(1,188,011)	(71,629)	(1,259,640)	(998,120)	(261,520)	26.20%
Loss from equity investments	—	—	—	(5)	5	-100.00%

REVENUE AFTER COST OF SCRAP SHIPMENTS	$386,876	$23,532	$410,408	$377,474	$32,934	8.72%

IMS Division
REVENUE AFTER COST OF SCRAP SHIPMENTS
Total Revenue	$299,557	$17,670	$317,227	$293,712	$23,515	8.01%
Cost of scrap shipments	(45)	71	26	(1,100)	1,126	-102.36%
Loss from equity investments	—	—	—	—	—

REVENUE AFTER COST OF SCRAP SHIPMENTS	$299,512	$17,741	$317,253	$292,612	$24,641	8.42%

Tube City Division
REVENUE AFTER COST OF SCRAP SHIPMENTS
Total Revenue	$1,275,330	$77,491	$1,352,821	$1,081,887	$270,934	25.04%
Cost of scrap shipments	(1,187,966)	(71,700)	(1,259,666)	(997,020)	(262,646)	26.34%
Loss from equity investments	—	—	—	(5)	5

REVENUE AFTER COST OF SCRAP SHIPMENTS	$87,364	$5,791	$93,155	$84,862	$8,293	9.77%

EBITDA
Net loss	$(9,909)	$(13,248)	$(23,157)	$(1,270)	$(21,887)	1723.39%
Income tax (benefit) expense	(6,928)	(10,423)	(17,351)	317	(17,668)	-5573.50%
Interest expense	38,211	2,483	40,694	33,941	6,753	19.90%
Depreciation	59,177	3,287	62,464	48,045	14,419	30.01%
Amortization	11,207	507	11,714	7,211	4,503	62.45%

EBITDA	$91,758	$(17,394)	$74,364	$88,244	$(13,880)	-15.73%

EBITDA BY OPERATING SEGMENT
IMS Division EBITDA	$68,974	$741	$69,715	$68,683	$1,032	1.50%
Tube City Division EBITDA	47,149	1,778	48,927	39,337	9,590	24.38%
Administrative EBITDA	(24,365)	(19,913)	(44,278)	(19,776)	(24,502)	123.90%

	$91,758	$(17,394)	$74,364	$88,244	$(13,880)	-15.73%

Total Revenue. Total revenue for the non-GAAP combined 2007 was $1,670.0 million compared to $1,375.6 million in 2006, an increase of $294.4 million or 21.4%. Revenue from sales of materials increased by $268.3 million or 25.7%, accompanied by an increase in the cost of scrap shipments of $261.5 million or 26.2%, related to an increase in the volume and market price of the raw materials we procured for our customers. The volume and market price increases generally had an offsetting effect on both line items and had a limited impact on our income from operations. Service revenue increased $26.2 million or 7.9% as a result of new customers, expansion into new geographies and additional mill volume. The items that affect service revenue generally impact revenue after cost of scrap shipments and are discussed below.

IMS Division total revenue increased $23.5 million to $317.2 million. Factors that affected the IMS Division increase in total revenue also affected revenue after cost of scrap shipments and are discussed below. Tube City Division total revenue increased $270.9 million to $1,352.8 million primarily as a result of increased volume and higher scrap prices, but that increase was accompanied by a corresponding increase in the cost of scrap shipments of $262.6 million.

Revenue After Cost of Scrap Shipments. Revenue after cost of scrap shipments for non-GAAP combined 2007 was $410.4 million compared to $377.5 million in 2006, an increase of $32.9 million or 8.7%.

IMS Division revenue after cost of scrap shipments increased $24.6 million to $317.3 million. The following factors contributed to the increase:

•

Two new sites in France, one of which was acquired in March 2006 and the other of which was started in October, 2006, and a new site in Belgium which began operating in April of 2007 contributed $7.6 million of additional revenue after cost of scrap shipments.

•

A new domestic site that began operating in May 2006 but did not reach full capacity or efficiency until after the second quarter of 2006 contributed additional revenue after cost of scrap shipments of $1.6 million.

•	We earned an additional $2.7 million at a customer location where we began operations in 2005, but did not start operating certain metal recovery equipment until late in 2006.

•

In 2006 we entered into an agreement with a customer to design and install an automated surface conditioning facility at one of the customer’s mills. Design of the facility began in the fourth quarter of 2006 and certain procurement and construction occurred in the second quarter of 2007 resulting in $5.3 million of additional revenue after cost of scrap shipments.

•	We had a significant increase in metal recovery volume from a customer site resulting in additional revenue after cost of scrap shipments of $2.2 million

•	The increases in revenue after cost of scrap shipments were offset by a $6.0 million decrease related to three sites where our customers had curtailed operations.

•

We earned an additional $11.3 million of revenue after cost of scrap shipments, an increase of approximately 4.5% at other customer sites related to a combination of increased volumes processed, additional services provided as well as some contractual price escalators in the associated contracts.

Tube City Division revenue after cost of scrap shipments increased $8.3 million to $93.2 million. The following factors contributed to the increase:

•	In 2006, we emphasized international opportunities in raw material procurement and we earned a full year benefit in 2007 which helped increase revenue after cost of scrap shipments by $1.8 million.

•

We increased the volume of raw materials we procured for our customers by 29.9% increasing revenue after cost of scrap shipments by approximately $7.0 million (including the additional international volume.)

Site Operating Costs. Site operating costs for the non-GAAP 2007 were $266.9 million compared to $242.5 million in 2006, an increase of $24.4 million or 10.0%.

IMS Division site operating costs increased $23.0 million to $234.4 million. Key factors that resulted in the increase in revenue for the IMS Division also contributed to the increase in site operating costs, including:

•	We incurred $9.4 million of additional site operating costs related to new sites and the providing of new services at certain existing sites.

•	We incurred $5.0 million in connection with the design of an automated surface conditioning facility.

•

We incurred an additional $1.4 million at a customer site where we added additional services to supplement production during a work stoppage in 2006. We continued to provide a portion of the additional services after the work stoppage ended.

•	We incurred approximately $2.0 million of repair and maintenance charges related to a customer site that required substantial non-recurring maintenance expenditures.

•	A change in the operating configuration at a large customer site resulted in an increase in site operating cost of approximately $3.4 million.

•	Fuel costs increased 13.6% or $1.8 million.

•	The increases were offset by a $4.6 million decrease related to three customer sites where our customer curtailed its operations.

Tube City Division site operating costs were $32.5 million in the non-GAAP combined 2007, an increase of $1.4 million or 4.5%, compared to $31.1 million in 2006 primarily due to repair cost increases at a site where we process scrap for our own account and increases at our largest scrap preparation site.

Site operating costs were 65.0% of revenue after cost of scrap shipments for non-GAAP combined 2007 compared to 64.3% during 2006. The slight increase is primarily the result of a higher fuel costs and slightly higher costs associated with new operating sites.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for non-GAAP combined 2007 were $51.1 million compared to $44.0 million in 2006, an increase of $7.2 million or 16.3%. The increase resulted primarily from a $0.6 in operating based incentive compensation, a $2.7 million increase related to legal and other professional services, a $1.9 million increase related to the development of infrastructure to support our new European sites and a $0.2 million increase related to our raw material procurement activities. Selling, general and administrative expense also includes a $1.2 million charge related to a change in estimated workers compensation liabilities arising out of the 1988 acquisition of IU International Corporation.

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

EBITDA. EBITDA for non-GAAP combined 2007 was $74.4 million compared to $88.2 million in 2006, a decrease of $13.9 million or 15.7%. The decrease was entirely the result of $18.6 million of compensation and other expenses related to business combinations which are not recurring in nature. The impact of that was partially offset by a $0.6 million gain in other income that resulted from the termination of the Predecessor Company’s interest rate swap agreements which was also non-recurring in nature.

IMS Division EBITDA increased $1.0 million to $69.7 million which was driven largely by a $3.8 million improvement at three sites where we began operations in 2005 and 2006 but incurred additional costs associated with the start-up of the operations into 2006. New European sites contributed $0.7 million of additional EBITDA. These increases were largely offset by the additional costs associated with changes in operating configurations at two customer sites, one of which was precipitated by the settlement of a work stoppage at the customer site. and by the loss of $1.5 million of EBITDA at sites where customers curtailed operations.

Tube City Division EBITDA in non-GAAP combined 2007 was $48.9 million compared to $39.3 million in 2006, an increase of $9.6 million or 24.4%. Approximately $1.1 million resulted from additional international raw material procurement opportunities and an additional $7.7 million from additional volume procured for our customers. While the total volume of raw materials we procured increased 29.9% to 8.5 million gross tons, our average margin per ton declined approximately 6.4% resulting in a $1.9 million reduction in EBITDA. The Division’s raw material handling activities generated $2.7 million of additional EBITDA largely as the result of new services gained at existing customer sites.

Expenses incurred by our administrative segment were $44.3 million in non-GAAP combined 2007 compared to $19.8 million incurred in 2006, an increase of $24.5 million which was driven by $18.6 million in compensation and other expenses associated with the Acquisition, a $0.6 million increase in operating performance based compensation costs, a $1.8 million increase in professional fees and a $1.2 million charge related to the change in estimated workers compensation liabilities arising out of the 1988 acquisition of IU International Corporation.

Depreciation and Amortization. Depreciation expense for the non-GAAP combined 2007 was $62.5 million compared to $48.0 million in 2006, an increase of approximately $14.4 million or 30.0% which included approximately $8.5 million of additional depreciation expense associated with the incremental fair value recognized in the business combination and additional depreciation associated with capital expenditures over the last twelve months. Amortization expense for non-GAAP combined 2007 was $11.7 million compared to $7.2 million in 2006, an increase of $4.5 million or 62.5% which resulted from the incremental fair value recognized in other intangible assets in the business combination.

Interest Expense. Interest expense for non-GAAP combined 2007 was $40.7 million compared to $33.9 million in 2006, an increase of $6.8 million or 19.9%. The increase was driven by higher debt levels resulting from the recapitalization of the company related to the Acquisition and an increase in underlying market interest rates.

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

Income Tax Benefit. The income tax benefit for non-GAAP combined 2007 was $17.4 million or 42.8% of our pre-tax loss, compared to a $0.3 million provision or 33.3% of our pre-tax loss for 2006. The change in the effective rate was driven by the amount of permanent differences related to nondeductible marketing expenses and residual United States tax on foreign income, a change in effective state tax rates related to the merger of the Company’s two domestic subsidiaries and the adjustments for the difference between the prior year’s provision and the actual tax returns filed.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

	Predecessor Company Year ended December 31,		Dollar	Percent
	2006	2005	Changes	Changes
	(In thousands of dollars)
Statement of Operations Data:
Revenue:
Revenue from sale of materials	$1,043,103	$832,531	$210,572	25.3%
Service revenue	332,496	290,919	41,577	14.3%

Total revenue	1,375,599	1,123,450	252,149	22.4%
Costs and expenses:
Cost of scrap shipments	998,120	794,744	203,376	25.6%
Site operating costs	242,537	207,297	35,240	17.0%
Selling, general and administrative expenses	43,959	39,874	4,085	10.2%
Expenses associated with withdrawn public offerings	2,734	5,028	(2,294)	(45.6%)
Depreciation	48,045	49,623	(1,578)	(3.2%)
Amortization	7,211	7,039	172	2.4%

Total costs and expenses	1,342,606	1,103,605	239,001	21.7%

Income from operations	32,993	19,845	13,148	66.3%
Loss on early extinguishment of debt	—	(2,812)	2,812	(100%)
Interest expense, net	(33,941)	(23,950)	(9,991)	41.7%
(Loss from equity investments)	(5)	(99)	94	(94.9%)

Loss before income taxes	(953)	(7,016)	6,063	(86.4%)
Income tax (expense) benefit	(317)	2,332	(2,649)	(113.6%)

Net (loss) income	$(1,270)	$(4,684)	3,414	(72.9%)

Non-GAAP Financial Measures:
Revenue After Cost of Scrap Shipments:
Consolidated:
Total revenue	$1,375,599	$1,123,450	$252,149	22.4%
Cost of scrap shipments	(998,120)	(794,744)	(203,376)	25.6%
Loss from equity investments	(5)	(99)	94	(94.9%)

Revenue After Cost of Scrap Shipments	$377,474	$328,607	$48,867	14.9%

IMS Division
Total revenue	$293,712	$256,540	$37,172	14.5%
Cost of scrap shipments	(1,100)	(2,063)	963	(46.7%)
Loss from equity investments	—	—	—

Revenue After Cost of Scrap Shipments	$292,612	$254,477	$38.135	15.0%

Tube City Division
Total revenue	$1,081,887	$866,910	$214,977	24.8%
Cost of scrap shipments	(997,020)	(792,681)	(204,339)	25.8%
Loss from equity investments	(5)	(99)	94	(94.9%)

Revenue After Cost of Scrap Shipments	$84,862	$74,130	$10,732	14.5%

EBITDA
Loss before income taxes	$(953)	$(7,016)	$6,063	(86.4%)
Interest expense, net	33,941	23,950	9,991	41.7%
Depreciation	48,045	49,623	(1,578)	(3.2%)
Amortization	7,211	7,039	172	2.4%

EBITDA	$88,244	$73,596	$14,648	19.9%

EBITDA by operating segment
IMS Division EBITDA	$68,683	$62,036	$6,647	10.7%
Tube City Division EBITDA	39,337	33,731	5,606	16.6%
Administrative EBITDA	(19,776)	(22,171)	2,395	(10.8%)

Total EBITDA	$88,244	$73,596	$14,648	19.9%

Total Revenue. Total revenue in 2006 was $1,375.6 million compared to $1,123.5 million in 2005, an increase of $252.1 million or 22.4%. Revenue from sales of materials increased by $210.6 million or 25.3%, accompanied by an increase in the cost of scrap shipments of $203.4 million or 25.6%, related to an increase in the volume and market price of the raw materials we procured for our customers. The increase in market price generally had an offsetting effect on both line items and had a limited impact on our income from operations. Service revenue increased $41.6 million or 14.3% as a result of new contracts and additional mill volume. The items that affect service revenue generally impact revenue after cost of scrap shipments and are discussed below.

IMS Division total revenue increased $37.2 million to $293.7 million. Factors that affected the IMS Division increase in total revenue also affected revenue after cost of scrap shipments and are discussed below. Tube City Division total revenue increased $215.0 million to $1,081.9 million primarily as a result of greater volume of scrap procured, but that increase was accompanied by a corresponding increase in the cost of scrap shipments of $203.4 million.

Revenue After Cost of Scrap Shipments. Revenue after cost of scrap shipments in 2006 was $377.5 million compared to $328.6 million in 2005, an increase of $48.9 million or 14.9%.

IMS Division revenue after cost of scrap shipments increased $38.1 million to $292.6 million. The following factors contributed to the increase:

•

We entered into new contracts at two sites in 2005, but due to the timing of entering into those agreements, those sites produced only $11.1 million of revenue after cost of scrap shipments in 2005. Those same sites produced $17.5 million of revenue after cost of scrap shipments in 2006.

•

We acquired a French mill services company in the first quarter of 2006. With the aid of the infrastructure provided by the acquisition, we won a new service contract at a separate millsite in France. The acquisition and the new contract resulted in $6.1 million additional revenue in 2006 compared to 2005.

•

One customer experienced a work stoppage at one of its operating sites for a significant portion of 2006. While the lost production associated with the stoppage would normally negatively impact IMS Division revenue after cost of scrap shipments, we provided additional services at the site to supplement their production during the work stoppage, resulting in additional revenue after cost of scrap shipments of approximately $9.5 million.

•

In the second quarter of 2005 a customer temporarily idled its largest blast furnace to make capital additions. The facility was restarted midway through the first quarter of 2006. In 2006, production at that customer site increased approximately 16% compared to 2005. The increase in production resulted in an increase in revenue after cost of scrap shipments of $5.9 million at that customer site.

•	A customer permanently shut down its steel making operation in June 2005 resulting in a decrease in revenue after cost of scrap shipments of approximately $3.9 million in 2006 compared to 2005.

•

For the remaining IMS Division operating sites, revenue after cost of scrap shipments increased $14.2 million or 7.9% in 2006 compared to 2005. The increase was driven primarily by production at those sites which increased 8.4% based on tons of raw steel produced.

Tube City Division revenue after cost of scrap shipments increased $10.7 million to $84.9 million. The following factors contributed to the increase:

•	New sites and contracts contributed $1.4 million of additional revenue including $0.5 million in optimization services and $1.9 million in material handling services.

•	The tons of raw material we procured for a major customer increased approximately 23.9%, resulting in a corresponding revenue after cost of scrap shipments increase of $1.8 million.

•	A general increase in the volume and margin of large volume raw material shipments procured for our customers resulted in an increase in revenue after cost of scrap shipments of $2.9 million.

•

One of the two sites where we process and sell scrap for our own account benefited from improving margins and volumes, resulting in approximately $1.8 million of additional revenue after cost of scrap shipments.

•	Revenue after cost of scrap shipments at our largest material handling site increased $1.5 million or 9.1% driven largely by an 8.2% increase in the tons handled at that site.

Site Operating Costs. Site operating costs in 2006 were $242.5 million compared to $207.3 million in 2005, an increase of $35.2 million or 17.0%.

IMS Division site operating costs increased $36.2 million to $215.5 million. Key factors that resulted in the increase in revenue for the IMS Division also contributed to the increase in site operating costs, including:

•	We incurred a full twelve months of cost in 2006 for two new sites that we added in 2005 resulting in an increase of $6.0 million.

•	Our new sites in France incurred $5.6 million of site operating costs

•	The additional service revenue we generated at a customer site that is experiencing a work stoppage in 2006 was partially offset by additional site operating costs of $4.9 million.

•	The additional revenue we generated at the customer site that restarted its largest blast furnace in the first quarter of 2006 was partially offset by a $4.1 million site operating cost increase.

•	At the site of the customer that temporarily idled its blast furnace in 2005, our increased revenue in 2006 was partially offset by a related increase in site operating costs of $4.1 million.

•

The permanent shutdown of steelmaking operations at a customer’s site required us to reduce our staffing and supplies, resulting in a decrease in site operating costs of $2.9 million. Additionally, we reached an agreement with the customer to terminate our contract for that site by which our customer agreed to pay a contract termination benefit and buy certain equipment at its fair value. The net effect of this transaction was to reduce site operating costs by $4.1 million.

For the remaining IMS Division operating sites, operating costs increased $18.8 million, or 15.5%, in 2006 compared to 2005. The following factors contributed to that increase.

•	The cost of fuels and lubricants (which are largely petroleum based) were $2.6 million, 22.7% higher in 2006 compared to 2005.

•	The cost of tires for mobile equipment increased $0.9 million.

•	An increase in wage and benefit costs of $7.2 million or 10.8% which resulted largely from the 8.4% increase in our customers’ volumes based on raw steel production.

•	An increase in repair and maintenance costs of $3.7 million primarily resulting from increased volumes processed at customer sites.

Tube City Division site operating costs were $31.1 million in 2006, an increase of $3.1 million or 11.1%, compared to $28.0 million in 2005. The increase resulted primarily from a $0.7 million increase in the costs of fuels and lubricants, and $1.2 million, or 6.2%, increase in wage costs and a $0.3 million increase in the cost of utilities.

As a percentage of revenue after cost of scrap shipments, site operating costs increased from 63.1% in 2005 to 64.3% in 2006, driven largely by higher wages and benefits, fuel and tire costs.

Selling, General and Administrative Expenses. Selling general and administrative expenses in 2006 were $44.0 million compared to $39.9 million in 2005 an increase of $4.1 million, 10.2%. The increase was substantially driven by a $0.6 million increase in wages and a $1.0 million increase in travel and entertainment which resulted from increased marketing efforts, particularly international efforts in our raw material procurement and metal recovery activities. These efforts resulted in additional revenue and revenue after cost of scrap shipments. The increase in SG&A costs was also the result of a $0.5 million increase in incentive compensation costs and a $0.5 million increase in professional fees.

EBITDA. EBITDA in 2006 was $88.2 million compared to $73.6 million in 2005, an increase of $14.6 million or 19.8%.

IMS Division EBITDA increase $6.6 million to $68.7 million. Additional services we provided at the customer site experiencing a work stoppage since February 2006 resulted in approximately $4.6 million of additional EBITDA in 2006 compared to 2005. At the site where a customer permanently shutdown its primary steelmaking operations our EBITDA would have decreased by $3.9 million, but that decrease was offset by one-time gains from a settlement of the related contract totalling $4.1 million. Additionally, the impact of nearly a full year of operations at a customer site where a large blast furnace had been idled for capital repairs in 2005 resulted in $1.8 million in additional EBITDA.

Tube City Division EBITDA in 2006 was $39.3 million compared to $33.7 million in 2005, an increase of $5.6 million or 16.6%. The increase resulted primarily from new customers and contracts and an increase in tonnage in our raw material procurement activities.

Expenses incurred by our administrative segment were $19.8 million in 2006 a decrease of $2.4 million or 10.8% compared to the $ 22.2 million incurred in 2005 which was driven by a $2.3 million decrease in the cost of withdrawn public offerings and a $2.8 million decrease in the loss on early extinguishment of debt which occurred in 2005 with no similar transaction in 2006. These decreases in administrative expenses were partially offset by higher wage, benefit and incentive compensation costs.

Depreciation and Amortization. Depreciation expense in 2006 was $48.0 million compared to $49.6 million in 2005, a decrease of approximately $1.6 million or 3.2%. Amortization expense in 2006 was $7.2 million compared to $7.0 million in 2005, an increase of $0.2 million or 2.4%.

Interest Expense. Interest expense in 2006 was $33.9 million compared to $24.0 million in 2005, an increase of $10.0 million or 41.7%. This increase is attributed to increased debt associated with our fourth quarter 2005 refinancing, which added an additional $65.0 million of outstanding first lien term debt under our credit facility. The additional $65.0 million in outstanding debt increased our interest expense by approximately $3.8 million in 2006 compared to 2005, while general increases in interest rates and margins on variable rate debt increased our interest expense by $4.8 million. The increase in rates was partially offset by the impact of interest rate swaps which reduced our total interest expense by $0.7 million in 2006. The remaining increase in rates was primarily the result of additional outstanding revolving borrowing in 2006 compared to 2005.

Income Tax Benefit. The income tax expense in 2006 was $0.3 million representing a negative effective tax rate of 33.3% on the pre-tax loss of approximately $1.0 million. In 2005, we recorded an income tax benefit of $2.3 million representing an effective rate of 33.2%. The change in the effective rate was driven by the amount of permanent differences related to nondeductible marketing expenses and residual United States tax on foreign income, a change in deferred state taxes relative to the estimated annual pre-tax income (loss), and capital losses not deductible for tax purposes.

Inflation and Changing Prices

Other than the impact of rising fuel costs, we believe that inflation did not have a material impact on our consolidated results of operations during the periods discussed above because inflation rates generally have remained at relatively low levels during the periods presented. Contracts for scrap management and slag processing generally include pricing escalators based on published price indices, thereby allowing us to reduce our exposure to inflation.

Liquidity and Capital Resources

Our working capital needs are largely driven by changes in accounts receivable and accounts payable associated with our outsourced purchasing activities. Fluctuations in accounts receivable and accounts payable can have a significant short-term impact based on the timing of receipts from our customers and payments to our vendors, but such fluctuations tend to be less volatile over the longer term. Our inventory consists of a small volume of scrap we sell for our own account, spare parts for equipment repairs and raw material shipments in transit. Inventory fluctuates primarily based on changes in the underlying price of materials and the volume of shipments in transit. However, fluctuations in inventory are generally not significant in comparison to the fluctuations in accounts receivable and accounts payable. We had cash and cash equivalent balances of $1.9 million at December 31, 2007. After reductions for revolving loans, we had availability under our senior secured ABL revolving credit facility of $150.3 at December 31, 2007. By comparison, the Predecessor Company had availability of $15.9 million under its revolving credit facility at December 31, 2006. In connection with the January 2007 Acquisition, our existing revolving credit facility was refinanced with a new senior secured ABL facility. On the date of the transaction we drew $50.5 million under the new senior secured ABL facility and had $70.7 million remaining availability under the facility. We believe that cash flow from operations, together with our revolving credit facility, will be sufficient to fund operating, capital and debt service requirements.

Cash Flow

Cash flow provided by operating activities for non-GAAP combined 2007 was $97.2 million compared to $32.0 million in 2006, an increase of $65.2 million. The increase was driven by a $60.6 million increase in cash flow from working capital items as working capital items provided $42.2 million of cash in non-GAAP combined 2007 and used $18.4 million in 2006. In both periods, the cash used by working capital items resulted from the timing of collection of accounts receivable, payment of accounts payable and the amount of in-transit scrap inventory. In non-GAAP combined 2007, the cash provided by working capital items includes the positive cash impact of $9.1 million of interest on our senior subordinated notes that was accrued at December 31, 2007 but paid on schedule on February 1, 2008.

Net cash used in investing activities for non-GAAP combined 2007 was $652.7 million consisting primarily of $597.5 million used in the Acquisition and $54.6 million in capital expenditures. Net cash used in investing activities for the year ended 2006 was $54.2 million which included $56.9 million in capital expenditures and $5.9 million in proceeds from the sale of equipment. During non-GAAP combined 2007 we spent $15.8 million in capital related to new customers sites, new contracted services and productivity improvements with much of that dedicated to expanding our operations in Europe. In 2006 we spent $20.1 million in capital related to new customer sites, new contracted services and productivity improvements driven by one new customer site and new services and renewed contracts at two existing customer locations. In the year ended 2006, we spent $6.8 million to acquire equipment that had previously been leased under capital and operating lease agreements.

Net cash provided by financing activities for non-GAAP combined 2007 was $558.1 million compared to $22.6 million in the year ended 2006, an increase of $535.5 million. Cash flows from financing activities in non-GAAP 2007 consisted of $390.0 million in borrowings and $199.2 million in capital contributions in connection with the Acquisition, partially offset by $16.1 million of debt issuance and termination fees.

Cash flows from financing activities in 2006 consisted of $33.1 million in net revolving borrowings offset by $10.5 million in mandatory principal payments on our first lien term loan, capital lease obligations and other indebtedness. The net amount drawn on our revolving credit facility was used primarily to fund capital expenditures for new sites and contracts as well as to fund a temporary increase in working capital requirements. Cash flows from financing activities in 2005 included $65.0 million in proceeds from our October 2005 debt refinancing. The proceeds were partially offset by $2.4 million in issuance costs. A portion of the proceeds were used to pay a distribution to stockholders of $45.7 million.

Indebtedness

At December 31, 2007, our total debt consisted of the following (in thousands):

	Current	Non-Current	Total
Senior secured ABL facility	$10,000	$—	$10,000
Senior secured term loan credit facility	1,650	162,113	163,763
Senior subordinated notes	—	225,000	225,000
Capital leases and other	1,037	286	1,323

	$12,687	$387,399	$400,086

Senior Secured Asset-Based Revolving Credit Facility

The senior secured ABL facility is available to the Company on a revolving basis through January 25, 2013. The maximum availability under the senior secured ABL facility is based on specified percentages of eligible accounts receivable and eligible inventory, subject to certain reserves, to be determined in accordance with the ABL loan agreement. The commitments under the senior secured ABL facility are initially comprised of $150.0 million of commitments under the LIFO Tranche and $15.0 million of commitments under the FILO Tranche. While the FILO Tranche commitments are outstanding, the borrowing base is subject to greater advance rates than would otherwise be in effect.

The senior secured ABL facility is guaranteed by the Company, its wholly owned subsidiaries and Holdco. It is secured by a first priority interest in the Company’s accounts receivable and inventory and a second priority interest in substantially all of the other assets of the Company, subject to certain exceptions and permitted liens.

As of December 31, 2007, the Company had total availability under the ABL facility of $160.3 million and net availability of $150.3 million after reduction for the $10.0 million of outstanding borrowings under the facility.

The interest the Company pays under the facility varies based on an underlying LIBO or prime rate plus an applicable margin, with the FILO tranche carrying a higher margin than the LIFO tranche.

The Company will also pay a commitment fee to each of the lenders under the senior secured ABL facility equal to 0.25% per year on the unused portion of the commitments under the facility. In addition, the Company will pay the Agents and issuing banks customary administrative and letter of credit fronting fees.

Term Loan Facility and Synthetic Letter of Credit Facility

The new senior secured credit facilities also provided for a seven-year, $165.0 million senior secured term loan credit facility and a seven-year, $20.0 million senior secured synthetic letter of credit facility, under which $20 million was deposited by lenders to be used to collateralize and/or fund letters of credit under the senior secured term loan facility. At December 31, 2007, the Company had outstanding $17.7 million of outstanding letters of credit under the facility.

The interest rates under the term loan are variable based on, at the Company’s option, an underlying LIBO or prime rate and an applicable margin.

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

The senior secured term loan credit facility provides a variety of affirmative and negative covenants including covenants related to financial performance. However, failure to comply with financial performance covenants does not result in acceleration of obligations under the facility, but rather limits certain activity of the Company including, but not limited to, acquisition activity and incurrence of additional indebtedness. The senior secured term loan credit facility and the senior secured synthetic letter of credit facility are guaranteed by the Company, its existing and future direct and indirect domestic subsidiaries and Holdco. The obligations are secured by a first priority interest in the Company’s assets (other than accounts receivable and inventory) and a second priority interest in the Company’s accounts receivable and inventory, subject to certain exceptions and permitted liens.

Senior Subordinated Notes

The senior subordinated notes are an unsecured obligation of the Company which are subordinated in right of payment to all existing and future senior indebtedness of the Company but senior in right of payment to any future subordinated obligations. Interest on the notes accrues at the rate of 9.75% per annum and is payable semiannually in arrears on February 1 and August 1, which commenced on August 1, 2007. We will make each interest payment to the Holders of record of these Notes as of the immediately preceding January 15 and July 15. The Notes mature on February 1, 2015.

Capital Expenditures

For non-GAAP combined 2007, we made capital expenditures of $54.6 million which included $2.3 million of equipment buyouts of capital leases and operating leases and $15.8 million related to the expansion of our operations at new sites or the performance of additional services or productivity improvements. The remaining capital expenditures relate to maintaining our current level of operations. We have made, and we expect we will be required to make, significant capital expenditures each year to keep our equipment operational to meet the demands of our customers and to begin operating at new sites following contract wins. Depending on the scope of services provided, we will incur capital expenditures in connection with newly added sites and services. We will continue to review possible opportunities for the expansion to new customer sites that will generate additional revenue, but may also require additional capital spending. While we have no agreements to acquire additional businesses or equipment other than those described in this Annual Report on Form 10-K, suitable opportunities may arise in the future. We cannot predict the timing or success of any acquisition effort, the size of the associated potential capital commitments or if funding will be available to us on satisfactory terms. Our senior secured credit facilities limit our annual capital expenditures to $57.5 million until 2010, after which time the annual limit will become $62.5 million, subject to a limited ability to carry over unused amounts and a limited ability to apply spending in one year against the next year.

Pension and Post-employment Benefit Obligations

Our pension and post-employment benefit plans are in compliance with applicable U.S. and Canadian regulatory and funding requirements and filings. However, some of our pension plans were underfunded when comparing the projected benefit obligation to the assets of the plans at December 31, 2007. We have made cash payments of approximately $0.4 million to the underfunded pension plans in 2007, which consists primarily of minimum contributions required by ERISA regulations and Canadian governmental authorities. Funding requirements in future years may be higher or lower depending on the investment experience of the plans’ assets and changes in the law in either the United States or Canada and by changes in the statutory interest rates used by “tax-qualified” pension plans in the United States to calculate funding liability. We anticipate that we would fund required contributions with cash generated by operating activities or cash available under our senior secured ABL facility.

We estimate that benefit payments for the defined benefit pension plans over the next five years and in the aggregate for the five years thereafter will be as follows (in thousands):

Year(s) of Payment	Amounts
2008	$1,437
2009	1,634
2010	1,091
2011	1,268
2012	1,036
2013-2017	8,705

Costs for our defined contribution plans amounted to approximately $1.8 million for non-GAAP combined 2007.

Our share of related estimated plan benefits and assets for the defined benefit multi-employer pension plans in which certain of our employees participate is not available. Our costs for such defined benefit multi-employer pension plans amounted to $5.3 million for non-GAAP combined 2007.

We also participate in several defined contribution multi-employer plans that provide health care and other welfare benefits to certain unionized employees during their working lives and after retirement. Annual costs for these plans amounted to approximately $7.4 million in non-GAAP combined 2007.

We have defined benefit post-employment plans that provide varying amounts of medical and death benefits that are not funded and that we pay as required for individual participants. The accrued post-employment benefit obligation at December 31, 2007 and December 31, 2006 was $5.8 million and $6.0 million, respectively, of which $3.1 million at December 31, 2007 and $3.2 million at December 31, 2006 represented obligations related to employees of affiliates of our predecessor company that we have assumed. The discount rate used to actuarially compute this liability was 6.00% for 2007 and 5.75% for 2006. We estimate that benefit payments for these defined benefit post-employment plans will be approximately $0.6 million per year during each of the next five years and $2.6 million for the years 2013 to 2017 in total. The plan has no assets. We fund benefit payments as needed from available cash resources.

Future cost increases in health care benefits are assumed to be 9.0% in 2008, decreasing by 1.0% per year to 5.0% by 2012 and remaining at that level thereafter. Increasing these rates by 1.0% each year would increase the accumulated post-employment benefit obligation as of December 31, 2007 by $0.3 million and would not have had a significant impact on the post-employment benefit cost for 2007.

Commitments and Contractual Obligations

A summary of all of our contractual obligations as of December 31, 2007, classified by type and commitment expirations, is presented in the following table:

	Total as of December 31,	Payments Due by Period
	2007	2008	2009	2010	2011	2012	Thereafter
	(In thousands of dollars)
Contractual obligations:
Long-term debt obligations (1)	$388,763	$1,650	$1,650	$1,650	$1,650	$1,650	$380,513
Capital lease obligations	1,383	1,092	291	—	—	—	—
Operating Lease obligations	6,104	2,243	1,754	1,418	571	118	—
Purchase obligations	13,327	13,327	—	—	—	—	—
Planned funding of pension benefit obligation (2)	4,807	2,228	953	936	690	—	—
Estimated interest payments (3)	231,584	33,276	33,161	33,047	32,932	32,817	66,351
Other long-term obligations (4)	9,406	1,708	1,461	1,264	954	845	3,174

	$655,374	$55,524	$39,270	$38,315	$36,797	$35,430	$450,038

(1)	At December 31, 2007, in addition to the amounts indicated, we had outstanding $10.0 million in revolving borrowings under senior secured ABL facility. The related agreement terminates on January 25, 2013 so all outstanding amounts would have to be repaid by then. Additionally, we would incur variable rate interest expense on our outstanding revolving borrowings.
(2)	The amounts shown represent an estimate of the minimum Company contributions required by law to fund the estimated deficit in the pension plans as of December 31, 2007. To the extent that future experience gains or losses arise, such minimum required contributions will decrease or increase as required by law. The assumptions used to determine these amounts were similar to those used and disclosed in Note 22 of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We are determining what impact funding requirements of the Pension Protection Act of 2006 will have on our future cash flow. We must begin funding any 2008 shortfall no later than 2009 and must complete funding by 2014.
(3)	Amounts include the fixed interest on our senior subordinated notes at 9.75% per year and interest on our senior secured Term Loan at an estimated 6.95% which is comprised of 3 month LIBO rate at December 31, 2007 of 4.70% plus an applicable margin of 2.25%. The amounts do not include interest on our revolving borrowings. Contractual obligations associated with our interest rate swap agreements are included in other long-term obligations.
(4)	Includes estimated payments for non-pension defined benefit retirement plans, obligations associated with former subsidiaries of the Predecessor Company and amounts payable under swap agreements assuming a 3 month LIBO rate of 4.70%. Any changes to that LIBO rate would tend to have an offsetting affect on the cash flow associated with the swap agreements and our estimated interest payments

Off-Balance Sheet Financing

Our off-balance sheet financing arrangements consist of operating leases with scheduled payments through the lease terms of $6.1 million as of December 31, 2007. Our off-balance sheet arrangements do not currently comprise a significant component of our total financing. See “Commitments and Contractual Obligations.”

Recently Issued Accounting Pronouncements

On December 4, 2007 the Financial Accounting Standards Board issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting for Noncontrolling Interest in Consolidated Financial Statements, an amendment to ARB No. 51. These statements revise the current standard for accounting for business combinations and accounting for noncontrolling minority interests. We expect to apply these standards to acquisitions beginning in 2009.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115 (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. SFAS No. 159 is effective as of January 1, 2008. We adopted the standard on January 1, 2008. The adoption had no material impact on its financial position as we did not elect to apply the standard to its existing financial instruments.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R) (“SFAS No. 158”). SFAS No. 158 changed the accounting rules for reporting and disclosures related to pensions and other postretirement benefit plans. The Company is required to include on its balance sheet an additional net liability to reflect the funded status of retirement and other postretirement benefit plans. We adopted SFAS No. 158 as of December 31, 2006.

Also, by 2008 we will be required to change the October 31 measurement date for the plan’s assets and obligations to its fiscal year end, December 31, prior to December 31, 2008.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”) which clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands the disclosures about fair value measurements. SFAS No. 157 is effective as of January 1, 2008. We do not believe the adoption of SFAS No. 157 will have a material effect on our results of operations or financial position.

In June 2006, the Financial Accounting Standards Board issued FIN 48, Accounting for the Uncertainty in Income Taxes, an interpretation of FASB Statement 109. The interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted FIN 48 on January 1, 2007 and its effects are included in our results.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Certain statements we make under this “Quantitative and Qualitative Disclosures About Market Risk” constitute “forward-looking statements.” See “Forward-Looking Statements.”

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

Interest Rate Risk

Our term debt and revolving borrowings carry variable interest rates based on a prime or British Bankers’ Association Interest Settlement Rate option at our election plus an interest rate spread that varies based on financial performance. At December 31, 2007, we had $163.8 million in outstanding variable rate term debt and $10.0 million of outstanding variable rate revolving borrowings. Assuming no changes in the outstanding amount of our variable rate term and revolving borrowings, a hypothetical 1.0% change in interest rates would change our annual interest expense and cash flow from operations by approximately $1.7 million. We had entered into hedge agreements to swap a notional amount of $120.0 million of variable rate term debt for debt that fixes the LIBOR portion of the rate at approximately 5.03%. Giving consideration to the swap agreements, a hypothetical 1.0% change in interest rates would change our annual interest expense and cash flow from operations by approximately $0.5 million.

Foreign Currency Risk

Movements in foreign currency exchange rates may affect the translated value of our earnings and cash flows associated with our foreign operations as well as the translation of net asset or liability positions that are denominated in foreign currencies. We are therefore vulnerable to changes in the U.S. dollar relative to the Euro, the Canadian dollar and the Slovakian Koruna. In 2008, we anticipate that we will also be subject to changes in the U.S. dollar against the Mexican Peso and the Brazilian Real. During 2007 we derived approximately 95% of our revenue after cost of scrap shipments from providing services and products to North American steel mills. In countries outside the United States, we generate revenue and incur operating expenses denominated in local currencies. In 2007, we generated approximately $1.5 million of income from operations in foreign currencies and approximately $8.3 million of cash flow from operations in foreign currencies. Operating income in these countries would have decreased or increased by approximately $0.2 million and cash flow from operations would have changed by approximately $0.8 million if all foreign currencies uniformly weakened or strengthened 10% relative to the U.S. dollar. As part of our growth strategies discussed above and elsewhere in this Annual Report on Form 10-K, we are seeking to increase our operations overseas with the possibility that such operations will increase our foreign currency risk. We also plan to employ strategies, when appropriate, to mitigate foreign currency risk, and such strategies may include the use of derivative financial instruments.

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

We also purchase commodities for use in our operations, most notably diesel fuel. We consume approximately 10 million gallons of diesel fuel annually and we incurred $23.6 million in fuel costs in 2007. We estimate that a 10% change in the price of fuel would affect income from operations by approximately $2.4 million per year. To help mitigate the risk of changes in fuel and other commodity risks, substantially all of our contracts contain pricing escalators based on published price indices that would generally offset some portion of fuel price changes. However, the timing of the impact of changes in commodity prices will generally precede the impact of a price escalator. For example, changes in commodity prices in 2008 would likely change the indices used to calculate the 2009 price escalator.

Item 8. Financial Statements and Supplementary Data

Our Financial Statements and notes thereto appear on pages F-1 to F-48 of this Annual Report on Form-10K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

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

Item 9B. Other Information

Not Applicable

Item 10. Directors and Officers

The following table sets forth certain information regarding our current directors, executive officers and key employees.

Name	Age	Position
I Michael Coslov	66	Chairman and Chief Executive Officer
Joseph Curtin	61	President and Chief Operating Officer of the Tube City Division
Raymond S. Kalouche	45	President and Chief Operating Officer of the IMS Division
Daniel E. Rosati	45	Senior Vice President, Chief Financial Officer and Treasurer
Thomas E. Lippard	64	Executive Vice President, General Counsel and Secretary
J. David Aronson	41	Executive Vice President—Outsource Purchasing, Tube City Division
Timothy A.R. Duncanson	40	Director*
David J. Mansell	35	Director*
Colin Osborne	43	Director
Laurence N. Weiss	70	Director

*Affiliated	with Onex.

Set forth below is a brief description of the business experience of each of our directors and executive officers:

I Michael Coslov was elected Chairman of our board of directors in December 2004 and has also been our Chief Executive Officer since such date. He has been involved in the operations of our subsidiary Tube City since 1963. Mr. Coslov became the Chairman and Chief Executive Officer of Tube City in June 1987, and continues to serve in such capacities today. Mr. Coslov is highly regarded in the outsourced steel services industry and has held various leadership positions with the Institute of Scrap Recycling Industries. He received a BA from Duquesne University in 1963.

Joseph Curtin was appointed the President and Chief Operating Officer of our Tube City Division in December 2004 and was elected to our board of directors in February 2005. From July 1995 to the present, Mr. Curtin has served as President and Chief Operating Officer of our subsidiary Tube City, which he joined in 1983. From 1977 to the present, Mr. Curtin has been involved in trading, sales and marketing in the scrap industry. He received a BA from the University of Pittsburgh in 1968 and an MBA from Duquesne University in 1977.

Raymond S. Kalouche was elected to our board of directors in May 2004 and was appointed the President and Chief Operating Officer of our IMS Division in December 2004. He joined our subsidiary IMS in 1989 and spent his early career in the Surface Conditioning Division. In 1998, Mr. Kalouche was promoted to Vice President of Operations Planning of IMS. In 2000, he was named Senior Vice President—General Manager of IMS, and from 2002 to May 2004 he served as Executive Vice President and Chief Operating Officer of IMS. Mr. Kalouche was named President and Chief Executive Officer of IMS in May 2004. He has a MS degree in Civil Engineering from Ohio State University.

Daniel E. Rosati was appointed our Senior Vice President in January 2007 and our Vice President, Chief Financial Officer and Treasurer in December 2004. He joined our Tube City subsidiary in January 2003 as Vice President and Chief Financial Officer. Mr. Rosati is responsible for all financial aspects of our business, including financial reporting and analysis, back office administration and information technology. Prior to joining Tube City, Mr. Rosati was the Director of Finance for Black Box Corporation, a publicly traded distributor of network infrastructure products and provider of network installation services. While at Black Box, from 1993 to 2003, he had responsibilities in most financial aspects of the company, including financial reporting, business and financial controls, budgeting and forecasting, managing the company’s bank facilities and investor relations. Furthermore, Mr. Rosati led the financial integration of more than 80 acquisitions over a five-year period. Prior to that, from 1984 to 1993, Mr. Rosati was Senior Tax Manager with Arthur Andersen’s Pittsburgh office. Mr. Rosati graduated from Duquesne University in 1984 with a BA in Accounting and Finance. He is a certified public accountant.

Thomas E. Lippard was appointed our Executive Vice President in January 2007 and our Vice President, General Counsel and Secretary in April 2005. He joined our subsidiary Tube City in January 1997 as Senior Vice President of Finance and Administration, Secretary and General Counsel having served as outside counsel to Tube City since 1970. In 2002, he was named Executive Vice President of Finance and Administration, Secretary and General Counsel of Tube City. Mr. Lippard also holds numerous positions with our subsidiaries. Since 1999, he has served as a Managing Director of our subsidiary Tube City Kosice, s.r.o.; and since 2002, he has served as a Managing Director of our subsidiary Tube City Balkan, d.o.o. From 1968 to 1996, Mr. Lippard was a lawyer in private practice, most recently as a partner at Thorp, Reed & Armstrong in Pittsburgh. Mr. Lippard earned a BA from the University of Pittsburgh in 1965 and a JD from the University of Chicago in 1968.

J. David Aronson was appointed the Executive Vice President—Outsourced Purchasing, of our Tube City Division in December 2004, and as such is responsible for its domestic and international trading operations. He has worked in the scrap industry since 1989, and joined our subsidiary Tube City in 1991 as an account executive. In 1993, Mr. Aronson was promoted within Tube City to Midwest Region District Manager, a position he held until he was named senior vice president in 1996 and subsequently promoted to his current position in 2004. Mr. Aronson received a BA from the University of Wisconsin in 1989.

Timothy A.R. Duncanson is currently a Managing Director of Onex Corporation and serves on the boards of Cineplex Galaxy Income Fund and Huron University College. Prior to joining Onex in 1999, Mr. Duncanson was an Associate in Mergers & Acquisitions at Lazard Freres & Co. in New York. He was also an Investment Analyst with Mutual Asset Management Ltd. Mr. Duncanson became a director of Tube City IMS Corporation in January 2007.

David J. Mansell is currently a Principal at Onex Corporation and serves on the board of Husky Injection Molding Systems and Radian Communication Services Corporation. Prior to joining Onex in 2002, Mr. Mansell worked as a consultant for four years with McKinsey & Company, during which time he was an Engagement Manager in the Toronto office and an Associate in the New York City office. Previously, Mr. Mansell worked for Grant Thornton. Mr. Mansell became a director of Tube City IMS Corporation in January 2007.

Colin Osborne is currently President and CEO of Vicwest Income Fund, an investment trust publicly traded on the Toronto Stock Exchange. Vicwest has annual revenues of approximately $350 million and operates 15 manufacturing sites in Canada producing metal fabricated construction and storage products for the agricultural, building construction, and heavy industrial markets. Prior to joining Vicwest, Mr. Osborne served as the President and CEO of Caelan Consulting Inc., which provides consulting services in the metals, mining and manufacturing sector, with a focus on business assessment and strategic planning. Prior to joining Caelan Consulting in 2006, he served in various positions at Stelco Inc. from 1995 to 2004, most recently serving as the Chief Operating Officer. Mr. Osborne also served as the Senior Vice President of Strategic Planning & Business Development, and Vice President and General Manager of Operations at Hamilton Steel Division, Stelco Inc. Mr. Osborne currently serves on the board of Canadian Steel Training & Education Congress, Independent Electricity System Operator, Mohawk College and Parkdale International. Mr. Osborne became a director of Tube City IMS Corporation in January 2007.

Laurence N. Weiss was elected to our board of directors in February 2005. He is a certified public accountant and graphic arts entrepreneur, and has served as the President of Hippographics Inc., a venture capital firm, since 1978. From 1980 to 1999, Mr. Weiss acted as Chief Executive Officer of a major direct mail printing and fulfillment business, Spectra Graphics. Mr. Weiss is a graduate of the Pennsylvania State University and a member of the Chief Executives Organization, the World Presidents Organization and the Pennsylvania Institute of Certified Public Accountants.

Code of Ethics

The Company has adopted a Code of Ethical Conduct for the Company’s senior executives and employees. The Company’s Code of Ethical Conduct will be made available in print, free of charge, to any person who requests it in writing.

The following people were directors prior to the closing of the January 2007 Acquisition: I Michael Coslov, Joseph Curtin, Raymond S. Kalouche, David C. Mariano, Carl M. Stanton, William F. Dawson, Jr., Greg S. Feldman, Alexander E. Carles, In connection with the January 2007 Acquisition, each of Messrs. Curtin, Kalouche, Mariano, Stanton, Dawson, Feldman and Carles resigned as directors and Messrs. Duncanson, Mansell and Osborne were elected to our board of directors at the closing of the transaction.

Audit Committee

Our board of directors has adopted a written charter for the audit committee. Our audit committee is responsible for (1) reviewing the adequacy of internal accounting controls, (2) reviewing the results of the annual audit and the audit reports of the Company, (3) reviewing disclosures by the Company’s auditors concerning relationships with the Company, (4) pre-approving services provided by the auditors, (5) reviewing the performance of the auditors, (6) annually recommending auditors to the Board and preparing such reports or statements as may be required by securities laws and (7) shall have such power and authority as is necessary to fulfill the duties and obligations set forth in the Audit Committee Charter.

The members of the audit committee are currently Messrs. Osborne, Weiss and Duncanson. Our board of directors has determined that Messrs. Weiss and Duncanson each qualifies as a financial expert as defined by the SEC, based on their educational experience in their respective fields.

Item 11. Executive Compensation

Compensation Discussion and Analysis

EXECUTIVE COMPENSATION

The “Committee” as used in this section refers to the Compensation Committee of the board of directors. “Named executive officers” or “NEOs” refer to the individuals set forth in the Summary Compensation table below.

Background

On January 25, 2007, an affiliate of Onex Partners II, Metal Services Acquisition Corp., our parent company, acquired 100% of our capital stock from our previous owners, including Mill Services Holdings, LLC, an affiliate of Wellspring Capital Partners III, L.P. In connection with this acquisition we entered into employment agreements with each of our NEOs. Our NEOs’ names and current titles are listed below.

Name	Title
I Michael Coslov	Chairman and Chief Executive Officer
Daniel E. Rosati	Senior Vice President, Chief Financial Officer and Treasurer
Joseph Curtin	President and Chief Operating Officer of the Tube City Division
Raymond S. Kalouche	President and Chief Operating Officer of the IMS Division
J. David Aronson	Executive Vice President-OutSourced Purchasing, Tube City Division

Compensation Philosophy and General Objectives

Our compensation program is designed to attract and retain employees who are able to meaningfully contribute toward the success of the Company. The program has been structured both to reward employees for past performance and to provide an incentive for future achievement. It attempts to achieve this by promoting an ownership mentality among our executive officers by providing equity interests in the Company. In designing the compensation program we have been mindful of fairness to all stakeholders.

Compensation Committee

Our Committee, which was created following the January 2007 Acquisition, is authorized to make recommendations to the full board of directors concerning the compensation of our executives and other incentive programs. This will include responsibility for any arrangements established in connection with the Acquisition, such as the employment agreements and Restricted Stock Plan described below. Prior to the Committee’s creation, for the year ended December 31, 2006, decisions concerning such compensation programs were made by the full board of directors. We do not currently engage a compensation consultant.

Executive Compensation Components

At the time of the Acquisition, we entered into new employment agreements with our NEOs, terminated the existing stock option plan and established the 2007 Restricted Stock Plan. Our current principal elements of compensation for our NEOs are:

•	base salary;

•	annual bonus;

•	restricted stock grants;

•	perquisites and other personal benefits; and

•	retirement benefits.

For the year ended December 31, 2007, our NEOs also received compensation related to the termination our 2004 Stock Option plan, which was terminated immediately prior to the January 2007 Acquisition.

Why We Choose to Pay Each Element

While we may use benchmarking and peer group comparables in the future, in establishing compensation levels of our NEOs, we did not conduct any formal benchmarking or set compensation levels by reference to any particular peer group. However, our employment agreements, which were entered into in at the time of the Acquisition, were negotiated with representatives from our majority stockholder, Onex Partners II, a private equity fund which has substantial experience in establishing management compensation levels.

In general, we choose base salaries that we believe are competitive relative to similar positions at companies of comparable size in our industry, in order to provide us with the ability to attract and retain employees with a proven record of performance. The salary levels agreed to in the employment agreements were the same as those in effect at the time of the Acquisition and we believe that the levels were competitive to similar positions at comparable companies as described above. These salaries are subject to periodic review.

We use incentive compensation to provide a substantial cash payment opportunity based upon the Company’s achievement of budgetary and other objectives. In 2007, we established a bonus plan that set aside a bonus pool equal to 7% of our pre-bonus EBITDA, adjusted for non-recurring items. Bonuses from that pool are expected to be paid in March 2008. We believe this bonus structure provides a strong performance incentive and allies the interests of management with those of our stockholders because it rewards demonstrated financial performance.

We believe that the interests of our senior management should be aligned with that of our stockholders, and to that end, in connection with the January 2007 Acquisition, each of our executive officers made a significant investment in the equity of our parent corporation, Metal Services Acquisition Corp. To further align those interests, and to aid us in attracting, retaining and motivating key employees, Metal Services Acquisition Corp. adopted its Restricted Stock Plan at the time of the January 2007 Acquisition. Our NEOs were awarded shares of common stock under the Restricted Stock Plan based on an assessment of their relative level of responsibility and their contribution to our overall operating and financial performance

We believe that the various components of our compensation package, in the aggregate, provide a strong link between compensation and performance. We also believe that such elements, in the aggregate, fit into our overall compensation objectives by aligning the interests of employees with our stockholders and attracting and retaining high quality executives and creating a strong compensatory incentive to successfully implement our strategies and achieve the goals we set for our business.

How We Choose Amounts for Each Element of Our Compensation Program

We do not have a formula in allocating between cash and non-cash compensation, nor between long-term and current compensation. Overall compensation is set sufficiently high to attract and retain talented management, to reward outstanding accomplishments in achieving corporate objectives and in performing general management responsibilities, and to provide an incentive to maximize long-term growth in the value of our Company.

We believe it is important to align the interests of our NEOs and stockholders and to reward our NEOs for the Company’s overall performance and increase in value. Each of our NEOs has a significant equity investment in the Company as a result of investments made by our NEOs in our parent company at the time of the January 2007 Acquisition and from awards under the Restricted Stock Plan.

In establishing overall compensation levels, we did not engage in formal benchmarking. However, our employment agreements, which were entered into at the time of the January 2007 Acquisition, were negotiated with representatives from our majority shareholder, Onex Partners II, a private equity fund which has substantial experience in establishing management compensation levels. The terms of each employment agreement were negotiated with the members of management concurrently with the negotiations of the acquisition agreement for the Acquisition.

Individual Elements of Our Compensation Program

Base Salary

In 2007, our NEOs were paid base salaries as required by their then current employment agreements. We entered into new employment agreements at the time of the January 2007 Acquisition with each of the NEOs.

The agreements provide for the same base salary the executive was receiving at the time of the January 2007 Acquisition, subject to increase (but not decrease) from time to time.

The current salaries are:

Name	Current Base Salary
I Michael Coslov	$1,058,346
Daniel E. Rosati	275,000
Joseph Curtin	557,024
Raymond S. Kalouche	557,024
J. David Aronson	501,322

In establishing base salary levels we did not conduct any formal benchmarking. However, our employment agreements, which were entered into at the time of the January 2007 Acquisition, were negotiated with representatives from our majority shareholder, Onex Partners II, a private equity fund which has substantial experience in establishing management compensation levels. As noted earlier, these salaries are subject to periodic review by the Committee.

Each of these employment agreements has a five-year term commencing January 25, 2007 and provides for automatic successive one-year renewals unless either party provides the other with 60 days notice before the end of the initial or any renewal terms of an intention not to renew.

Bonus

The bonuses set forth in the Summary Compensation Table below for the fiscal year ended December 31, 2007, were not paid pursuant to a formulaic plan for each individual, but were paid on a discretionary basis, upon our board of directors’ approval, to reflect both the executive’s individual performance and the Company’s operating performance during 2007.

Each of our NEOs’ new employment agreements provides that the officer is eligible to participate in a bonus plan to be established by the Company, as determined by our board of directors in its sole discretion, based upon our achievement of budgetary and other objectives to be set by the board of directors or the Committee.

On March 29, 2007 the Committee recommended a 2007 bonus plan as an incentive to achieve budgetary and other operating performance goals. This bonus plan set aside 7% of pre-bonus EBITDA, adjusted for non-recurring items, as a pool for distribution in 2008 as recommended by our CEO and the Committee and approved by our Board of Directors. The bonuses set forth in the Summary Compensation Table are those bonuses that were earned under the 2007 bonus plan. Individual amounts have been recommended by our CEO and the Committee based on the NEO’s level of authority and responsibility and an assessment of their contribution to the achievement of budget and other objectives. The individual bonuses were approved by our Board of Directors and are expected to be paid in March 2008.

Stock Incentive Awards

Our Former 2004 Stock Option Plan

The 2004 Stock Option Plan which was in place at January 1, 2007, was terminated upon consummation of the Acquisition. Pursuant to the terms of the January 2007 Acquisition, the option holders received a cash payment for each option they held equal to the compensation paid to holders of a share of stock less the exercise price and subject to applicable withholding.

No options were issued and no options were exercised between January 1, 2007 and the date the plan was terminated. We did not provide any new stock option plan and we do not intend to use stock options as a component of our current compensation program.

Restricted Stock Plan

The Restricted Stock Plan was adopted in January 2007 and shares were awarded pursuant to the Restricted Stock Plan in February 2007. The plan makes available for award 2,182 shares of Common Stock of our parent company, Metal Services Acquisition Corp. The number of shares made available under the plan equaled 10% of the number of shares outstanding at the time that the plan was adopted.

Each of our NEOs’ employment agreements provides him with the right to receive a specified number of restricted shares (the “Restricted Shares”) under our Restricted Stock Plan. The decision as to the number of Restricted Shares to be awarded each NEO was negotiated concurrently with the acquisition agreement for the Acquisition with representatives of our majority shareholder, Onex Partners II, a private equity fund which has substantial experience in establishing management compensation levels.

The following table sets forth the number of Restricted Shares that were awarded the NEOs in February 2007. The value of each Restricted Share on the date of grant was $100.

Name	Number of Restricted Shares
I Michael Coslov	427.45
Daniel E. Rosati	158.20
Joseph Curtin	363.52
Raymond S. Kalouche	363.52
J. David Aronson	320.75

Twenty-five percent of the Restricted Shares vest upon grant, and an additional 15% vest on each of the first five anniversaries of the grant date. All nonvested Restricted Shares are forfeited if the holder ceases to be an employee of or consultant to the parent, the Company or any of its subsidiaries for any reason. Upon a Sale of the Company (as defined in the Restricted Stock Plan), all nonvested Restricted Shares become vested. The Restricted Stock Plan is administered by the Committee, which has the power to amend, modify, terminate or suspend the Restricted Stock Plan at any time, except that no such action may impair or adversely affect the rights of a participant with respect to Restricted Shares previously awarded without the consent of the participant.

Perquisites and other Personal Benefits

The perquisites listed under the Summary Compensation Table below were awarded to our NEOs under the terms of their employment agreements. Under the terms of Mr. Coslov’s employment agreement, the Company pays the premiums for insurance policies on his life with an aggregate value of $13,000,000, dues for various clubs (totaling $68,366 in 2007), and costs and expenses for two automobiles (totaling $40,533 in 2007). The employment agreements were negotiated concurrently with the acquisition agreements for the Acquisition with representatives of our majority shareholders, Onex Partners II, a private equity fund which has substantial experience in establishing management compensation levels.

Retirement Benefits and Nonqualified Deferred Compensation

Retirement Benefits

The NEOs did not participate in a qualified defined benefit pension plan in the year ended 2007. Our NEOs are eligible to participate in our tax-qualified 401(k) plan which covers all of our employees. In any plan year, we match 100% of the amount contributed by a participant, up to 6% of the participant’s compensation subject to applicable limits pursuant to Section 401(a)(17) of the Internal Revenue Code. All of our NEOs participated in our 401(k) plan during 2007 and received matching contributions.

Deferred Compensation Plan

The Company maintains the Tube City IMS, LLC Executive Deferred Compensation Plan (the “Deferred Compensation Plan”), which is intended to be an unfunded nonqualified deferred compensation plan maintained for a select group of management and highly compensated employees not subject to Parts 2, 3 and 4 of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Before January 1, 2008, the Deferred Compensation Plan was known as the “Tube City, LLC Executive Deferred Compensation Plan,” and it allowed key employees, including NEOs, to defer receipt of a portion of their base compensation and/or all of their bonus for a calendar year until termination of employment or upon the occurrence of other specific events. A participant was fully vested in the benefits attributable to such deferrals. The Deferred Compensation Plan also allowed the Company to make discretionary allocations to a participant’s account under the Plan, which were subject to such terms and conditions as the Company imposed, in its sole discretion, including vesting provisions. The participants could elect among certain Company designated investments to measure the amount of gain or loss to be added to their Plan accounts. A bookkeeping account was established to record each participant’s deferrals and any Company contributions, and such accounts were credited with the amount of gain or loss that such account would have earned or lost based on the investment alternatives chosen by the participant. The Deferred Compensation Plan was unfunded, but the Company established a grantor trust (the “Rabbi Trust”) to hold assets to assist the Company in paying the benefits. The Rabbi Trust currently has all of its assets invested in a life insurance policy. See “—Deferred Compensation Table.”

Effective January 1, 2008, the Tube City IMS Corporation Supplemental Executive Retirement Plan described below was merged into the Deferred Compensation Plan, and the Deferred Compensation Plan was amended and restated. Under the amended and restated Plan, a bookkeeping account is maintained to record the amounts that the Company credits to each participant for each calendar year, which include amounts that the Company would have contributed for the participant under the Company’s qualified 401(k) plan, but could not because of certain restrictions under the Internal Revenue Code. Each participant’s account is also credited with notional interest based on a formula set forth in the Plan. Each participant is fully vested in his Plan account. In general, each participant is entitled to receive a distribution of his December 31, 2007 Plan balance of his account upon termination of his employment. Benefits attributable to post-2007 service, which are not covered by the Rabbi Trust, are to be paid in five substantially equal annual installments.

Supplemental Executive Retirement Plan (IMS)

As noted above, as of January 1, 2008 the Tube City IMS Corporation Supplemental Executive Retirement Plan (the “Tube City/IMS SERP”) was merged into the Deferred Compensation Plan. Mr. Kalouche had been a participant in the Tube City/IMS SERP which was intended to be an unfunded nonqualified deferred compensation plan to pay additional benefits to certain eligible individuals whose benefits under the Company’s qualified 401(k) plan were restricted by the provisions of the Internal Revenue Code. The Tube City/IMS SERP was intended to be exempt from all of the provisions of Parts 2, 3 and 4 of ERISA. A bookkeeping account was established to record the amounts that the Company credited to Mr. Kalouche for each calendar year, which included amounts that the Company would have contributed for him under the Company’s qualified 401(k) plan, but could not because of certain restrictions under the Internal Revenue Code. Mr. Kalouche’s account was also credited with notional interest based on a formula set forth in the Plan. The Tube City/IMS SERP was not covered by the Rabbi Trust. See “—Pension Table.”

Supplemental Executive Retirement Plan (Tube City)

Messrs. Curtin and Aronson were also entitled to nonqualified supplemental retirement benefits under their employment agreements in effect prior to the Acquisition (the “Tube City SERP”). The Tube City SERP was included in the new employment agreements with Messrs. Curtin and Aronson entered into at the time of the Acquisition and such benefits provide substantially the same benefits as the payments to Messrs. Curtin and Aronson as described below in Potential Payments upon Termination or a Change in Control—Payments Made Upon Normal and Early Retirement Benefits. The Company’s obligation to pay the supplemental retirement benefits under the Tube City SERP is unfunded, but the Rabbi Trust described above holds assets to assist the Company in paying such benefits. See “—Pension Table.”

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

Potential Payments on Termination

Each of our NEO’s employment agreements entered into in connection with the Acquisition provides for certain payments if we terminate his employment without cause, he terminates his employment for “Good Reason” (each as defined in the employment agreements) or if we elect not to renew the employment period. Generally, the payments include severance payments and a continuation of health coverage for 24 months after the date of separation. We provide these benefits to be competitive in attracting and retaining employees with a proven record of performance. We believe these payments are necessary to, among other things, induce our NEOs to be bound by the non-competition and non-solicitation/no-hire restrictions included in their employment agreements.

If the employment of one of our NEOs is terminated for any other reason other than by us without “Cause” or by him for “Good Reason”, the NEO will receive his base salary accrued through termination.

Each employment agreement provides that the NEO is subject to (i) a noncompete restriction during his employment and for a period thereafter equal to the greater of twelve months or the severance payment period, and (ii) a nonsolicit/no-hire restriction during his employment and for the a period thereafter equal to the greater of 24 months or the severance payment period. The employment agreements also provide that each NEO is subject to confidentiality restrictions.

Potential Payments on Change of Control

Under the terms of our restricted stock plan, all unvested shares including those held by the NEOs vest immediately upon a “sale of the Company” as defined. The number of unvested shares held by our NEOs as of December 31, 2007 is included in “Outstanding Equity Awards at Fiscal Year-End Table” below. The shares are privately held. The value associated with those shares would be determined in connection with a “sale of the Company” as defined. If a successor entity provides in writing that it will assume the employment agreement of an NEO, the NEO is not eligible for any additional benefit in a change of control transaction. However, if a successor entity does not assume the employment agreement, the separation of the NEO would be considered for “Good Reason” and he would be eligible for termination payments as indicated above under “Potential Payments on Termination.” We believe that this arrangement closely aligns the interests of the NEOs with those of our shareholders in the event of a change of control.

Payments Made upon Normal and Early Retirement Benefits

The employment agreements entered into in connection with the Acquisition with Messrs. Curtin and Aronson contain the provisions of the Tube City SERP, which provide that each executive officer is entitled to normal retirement benefits of $45,000 annually for a period of 10 years commencing upon the later of separation of service, or age 65, or early retirement benefits of $25,000 (plus $2,000 for each full year of age attained between ages 55 and 65) annually for a period of 10 years commencing upon separation of service at or after age 55 and before age 65. These annual pension benefits are increased to $50,000 and $30,000 (plus $2,000 for each full year of age attained between ages 55 and 65), respectively, for the year commencing January 1, 2115. These retirement benefits will be increased for inflation to the extent the year over year increase in the consumer price index in any given year after 1995 exceeds 10%. Each executive will forfeit his vested retirement benefits if his employment is terminated for any reason other than death or disability prior to age 55 or if, having reached age 55, he subsequently resigns other than for Good Reason, is terminated for Cause or violates the restrictive covenants as set forth in each executive’s employment agreement. Since Mr. Curtin has attained age 55, he would be entitled to an early retirement benefit if his employment terminated for any reason that would not result in such a forfeiture.

Tax and Accounting Implications

Section 162(m)

Section 162(m) of the Internal Revenue Code limits to $1,000,000 per person the amount that a publicly held company may deduct for compensation paid to its five most highly paid executive officers in any fiscal year. For these purposes, Section 162(m) of the Internal Revenue Code and the Treasury Regulations issued thereunder define a publicly traded company as any corporation issuing any class of common equity securities required to be registered under section 12 of the Exchange Act. The Company was not a publicly traded company subject to the limitations of Section 162(m) of the Internal Revenue Code for 2006.

If the Company becomes subject to the limitations of Section 162(m) of the Internal Revenue Code in the future, the Committee would review and consider the deductibility of executive compensation under Section 162(m) when it develops new executive compensation arrangements or plans. Although the Committee would consider the impact of the Section 162(m) limitation in developing compensation programs, it believes that it is important to maintain flexibility. Therefore, in certain circumstances, the Committee might approve compensation that will not qualify as deductible under Section 162(m).

Accounting for Stock-Based Compensation

Beginning on October 1, 2005, the Company began accounting for stock-based payments in accordance with the requirements of FASB Statement 123(R). In 2007, immediately prior to the Acquisition, the Company recorded $16.3 million expense related to the termination of the 2004 Stock Option Plan. After the Acquisition, the Company recorded $0.1 million in expense associated with the Restricted Stock Plan. In 2006, the Company recorded approximately $0.6 million related to Statement 123(R). The impact of FASB Statement 123(R) on the Company in the future will depend on the type of share-based compensation programs we adopt.

Compensation Committee Interlocks and Insider Participation

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis included herein with management, and based on such review and discussions, the Committee recommended to the board of directors that such Compensation and Discussion Analysis be included in this 2007 Annual Report on Form 10-K.

The members of the Committee are currently Messrs. Timothy A.R. Duncanson, David J. Mansell and Laurence N. Weiss.

Compensation Committee Interlocks and Insider Participation

The Committee was formed by unanimous consent of our board of directors on March 29, 2007. The Committee periodically reviews compensation related matters including annual bonus plans and individual awards within that plan and salary and benefit changes of our executive officers.

In the year ended December 31, 2007, none of our NEOs served as a member of the board of directors or compensation committee of any entity that has one or more executive officers who serve on our board of directors or compensation committee.

SUMMARY COMPENSATION TABLE

The following table sets forth compensation for the years ended December 31, 2007 and 2006 awarded to, earned by, paid to or accrued for the benefit of the principal executive officer of the Company, the principal financial officer of the Company, and the three most highly compensated executive officers of the Company during 2007 and 2006, other than the foregoing, who were serving as executive officers on December 31, 2007.

	Year	Salary(1) ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(2) ($)	All Other Compensation ($)	Total ($)
								[3,4,5,6,7,8,9,10]
I Michael Coslov	2007	1,048,170	750,000	42,750	—	—	—	4,321,773	$6,162,693
Chairman & CEO	2006	1,007,882	650,000	—	—	—	—	263,438	$1,921,320

								[3,4,5,8,10]
Daniel E. Rosati Sr.	2007	258,250	200,000	15,820	—	—	—	981,554	$1,455,624
VP, CFO & Treasurer	2006	206,005	135,000	—	—	—	—	37,731	$378,736

								[3,4,5,7,8,10]
Joseph Curtin	2007	551,668	700,000	36,352	—	—	15,293	3,611,915	$4,915,228
President & COO Tube City Division	2006	530,464	600,000	—	—	—	14,495	115,201	$1,260,160

								[3,4,5,7,8,10,11]
Raymond Kalouche	2007	551,668	650,000	36,352	—	—	—	4,261,070	$5,499,090
President & COO IMS Division	2006	530,464	600,000	—	—	—	—	113,507	$1,243,971

								[3,4,5,8,10]
J David Aronson	2007	496,502	700,000	32,075	—	—	6,056	1,630,311	$2,864,944
Exec VP—Outsourced Purchasing, Tube City Division	2006	477,418	600,000	—	—	—	9,451	90,766	$1,177,635

(1)	Includes pre-tax salary deferred contributions by each of the NEOs to the Company’s tax qualified 401(k) plan of $13,500 and $13,200 in 2007 and 2006, respectively.
(2)	This number represents the increase in the present value of the accumulated benefit of each of Messrs. Curtin and Aronson under the Tube City SERP that occurred during 2007 and 2006. Messrs. Curtin and Aronson have accrued the maximum benefit payable under this plan, but such benefit is forfeitable in certain circumstances. See “—Retirement Benefits and nonqualified Deferred Compensation—Supplemental Executive Retirement Plan (Tube City)” for a description of the Tube City SERP, and the “—Pension Benefits Table”.
(3)	Includes compensation associated with the termination of our 2004 Stock Option Plan in connection with the Acquisition totaling $4,082,882 for Mr. Coslov; $943,523 for Mr. Rosati; $3,499,613 for each of Messrs Curtin and Kalouche; and $1,543,947 for Mr. Aronson.
(4)	Includes reimbursement of personal legal and/or accounting professional fees valued at cash cost to the Company. In 2006, Mr. Coslov received $30,294.
(5)	Includes country club memberships measured by total cash cost to the Company. The following amounts were received in the years 2007 and 2006, respectively: Mr. Coslov received $68,366 and $93,486, Mr. Kalouche received $5,865 and $17,640, Mr. Curtin received $21,559 and $30,196 and Mr. Aronson received $21,704 and $27,965.
(6)	The Company made lease payments of $40,533 and $43,787 for automobiles used personally by Mr. Coslov in 2007 and 2006, respectively.
(7)	Includes life and disability insurance premium payments valued at cash cost to the Company. Mr. Coslov received $53,299 and $50,514 in 2007 and 2006, respectively.
(8)	Includes Company matching contributions to the Company’s tax-qualified 401(k) plan, and Company allocations to the accounts of Messrs. Coslov, Curtin and Aronson under the Company’s Deferred Compensation Plan, and to the account of Mr. Kalouche under the Tube City/IMS SERP. Notional termed earnings are credited to such accounts. See “—Retirement Benefits and Nonqualified Deferred Compensation” for a description of the Deferred Compensation Plan and the Tube City/IMS SERP, and the “—Nonqualified Deferred Compensation Table.”
(9)	Includes personal usage by Mr. Coslov of a condominium rented by the Company valued at actual cash cost to the Company.
(10)	Includes an automobile allowance valued at cash cost to the Company. Messrs. Curtin and Aronson each received $28,200 and $25,438 in 2007 and 2006, respectively.
(11)	Includes $500,000 of compensation paid to Mr. Kalouche at the Acquisition that was contributed by the former majority owner, Mill Services Holdings, LLC, and affiliate of Wellspring Capital Partners III, L.P.

2007 and 2006 GRANTS OF PLAN BASED AWARDS TABLE

The following table sets forth the grants of plan based awards for the years ended December 31, 2007 and 2006. A dash indicates that the Company did not grant any plan based awards.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units[1]	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Options Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
I Michael Coslov	2/28/2007	$—	$—	$—	—	—	—	427.45	—	—	$42,745
	2006	$—	$—	$—	—	—	—	—	—	—	$—

Daniel E. Rosati	2/28/2007	$—	$—	$—	—	—	—	158.20	—	—	$15,820
	2006	$—	$—	$—	—	—	—	—	—	—	$—

Joseph Curtin	2/28/2007	$—	$—	$—	—	—	—	363.52	—	—	$36,352
	2006	$—	$—	$—	—	—	—	—	—	—	$—

Raymond Kalouche	2/28/2007	$—	$—	$—	—	—	—	363.52	—	—	$36,352
	2006	$—	$—	$—	—	—	—	—	—	—	$—

J David Aronson	2/28/2007	$—	$—	$—	—	—	—	320.75	—	—	$32,075
	2006	$—	$—	$—	—	—	—	—	—	—	$—

(1)	The Restricted Stock Plan was adopted in January 2007 and shares were awarded pursuant to the Restricted Stock Plan in February 2007. The plan makes available for award 2,182 shares of Common Stock of our parent company, Metal Services Acquisition Corp. The number of shares made available under the plan equaled 10% of the number of shares outstanding at the time that the plan was adopted.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth outstanding equity awards and year-end option values for the NEOs.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)[1]	Market Value of Shares or Units of Stock That Have Not Vested ($)[2]	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
I Michael Coslov	320.59		—	$—
Daniel E. Rosati	118.65		—	$—
Joseph Curtin	272.64		—	$—
Raymond Kalouche	272.64		—	$—
J David Aronson	240.56		—	$—

(1)	The shares will vest in equal installments on February 28 in each year 2008 through 2012.
(2)	These are shares of our parent company Metal Services Acquisition Corp. The stock is privately held and there are restrictions that limit sales of the stock. As such, there is no readily determinable market value.

OPTION EXERCISES AND STOCK VESTED TABLE

The following table sets forth the options that were exercised and vested for the years ended December 31, 2007 and 2006. A dash indicates that no options were vested under the former 2004 Option Plan.

Name	Year	Option Awards		Stock Awards
		Number of Shares Acquired on Exercise (#)	Value Realized on Exercise[1] ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting[2] ($)
I Michael Coslov	2007	$—	$4,082,882	106.86	—
	2006	$—	$—	—	—

Daniel E. Rosati	2007	$—	$943,523	39.55	—
	2006	$—	$—	—	—

Joseph Curtin	2007	$—	$3,499,613	90.88	—
	2006	$—	$—	—	—

Raymond Kalouche	2007	$—	$3,499,613	90.88	—
	2006	$—	$—	—	—

J David Aronson	2007	$—	$1,543,947	80.19	—
	2006	$—	$—	—	—

(1)	In connection with Acquisition, participant in our 2004 Stock Option Plan was terminated and participants received a cash payment. The amounts listed are the associated cash payments for each of the NEOs. These amounts are included in “Other Compensation” in the Summary Compensation Table above. See footnote 5 thereto.
(2)	The shares vested under the Restricted Stock Plan are shares of Metal Services Acquisition Corp. which are restricted from trading.

PENSION BENEFITS TABLE

The following table sets forth information regarding the nonqualified defined benefit pension plans that cover any of the NEOs for the year ended December 31, 2007. A dash indicates that the NEO is not entitled to any such benefits. None of the NEOs is a participant in a tax-qualified defined benefit plan.

Name	Plan Name	Number of Years Credited Service (#)		Present Value of Accumulated Benefit ($)		Payments During Last Fiscal Year ($)
I Michael Coslov	N/A	—		—		—
Daniel E. Rosati	N/A	—		—		—
Joseph Curtin	Tube City SERP	10	(1)	$296,336	(2)	—
Raymond Kalouche	N/A	—		—		—
J. David Aronson	Tube City SERP	10	(1)	$116,176	(2)	—

(1)	Each of Messrs. Curtin and Aronson have been employed by the Company for more than ten years, but the maximum benefit payable under this plan was accrued after ten years of service.
(2)	This number represents the present value of the accumulated benefit of each of Messrs. Curtin and Aronson under this plan as of December 31, 2007. This benefit is forfeitable if their employment terminates under certain circumstances. Since Mr. Curtin has attained age 55, he would be entitled to receive early retirement benefits if his employment terminates and the applicable forfeiture provisions do not apply. See “—Retirement Benefits and Nonqualified Deferred Compensation—Supplemental Executive Retirement Plan (Tube City)” for a description of the Tube City SERP.

NONQUALIFIED DEFERRED COMPENSATION TABLE

The following table sets forth information regarding the non-qualified defined contribution plans that cover the NEOs for the year ended December 31, 2007. A dash indicates that the NEO is not entitled to any such benefits.

Name	Plan Name	Executive Contributions in Last Fiscal Year ($)	Company Contributions in Last Fiscal Year ($)		Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
I Michael Coslov	Deferred Compensation Plan	$—	$20,000	(1)	$2,306	$—	$176,224

Daniel E. Rosati	Deferred Compensation Plan	$—	$—		$—	$—	$—

Joseph Curtin	Deferred Compensation Plan	$—	$20,000	(1)	$(4,584)	$—	$175,298

Raymond Kalouche	Deferred Compensation Plan	$—	$176,789	(2)	$30,848	$—	$505,403

J. David Aronson	Deferred Compensation Plan	$—	$20,000	(1)	$15,302	$—	$197,803

(1)	This number represents the discretionary Company allocations made to the accounts of Messrs. Coslov, Curtin and Aronson under the Company’s Deferred Compensation Plan. See “—Retirement Benefits and Nonqualified Deferred Compensation—Deferred Compensation Plan” for a description of the Deferred Compensation Plan.
(2)	This number represents the Company allocation made to the account of Mr. Kalouche under the Tube City/IMS SERP. See “—Retirement Benefits and Nonqualified Deferred Compensation—Supplemental Executive Retirement Plan (IMS)” for a description of the Tube City/IMS SERP.

PAYMENTS UPON TERMINATION AND CHANGE OF CONTROL

The following table sets forth amounts of compensation to be paid to each NEO if we terminate his employment without cause, he terminates his employment for Good Reason (as defined in his employment agreement) or if we elect not to renew the employment period. The amounts shown assume that such termination was effective as of December 31, 2007.

Name	Severance Payments ($)[1]	Non-qualified Defined Contribution Plan ($)[2]	Pension Benefit ($)[3]	Health Welfare and Life Insurance Benefits ($)[4]	Executive Level Outplacement Service ($)	Total ($)
I Michael Coslov	2,116,692	176,224	—	33,558	10,000	2,336,474
Daniel E. Rosati	550,000	—	—	33,558	10,000	593,558
Joseph Curtin	1,114,048	175,298	370,000	33,558	10,000	1,702,904
Raymond Kalouche	1,114,048	505,403	—	33,558	10,000	1,663,009
J. David Aronson	1,002,644	197,809	—	33,558	10,000	1,244,011

(1)	Each NEO’s employment agreement entitles the NEO to severance payments in an amount equal to two times his annual base salary paid in monthly installments over two years.
(2)	Amounts credited in the NEO’s accounts under the Tube City IMS, LLC Executive Deferred Compensation Plan and the Tube City/IMS SERP. The amounts are payable in a lump sum upon termination.
(3)	Messrs. Curtin and Aronson participate in the Tube City SERP which provides that each is entitled to normal retirement benefits of $45,000 annually for a period of 10 years commencing on the later of the separation of the service or age 65, or early retirement benefits of $25,000 (plus $2,000 for each full year of age attained between ages 55 and 65) for a period of 10 years commencing upon separation of service at or after 55 or before age 65. The amount of the annual payment is subject to increase for inflation. As of December 31, 2007, Mr. Curtin, 61 years old, would be eligible for a $37,000 annual benefit for ten years. Mr. Aronson, 41 years old, would not have been eligible for any benefit having not reached the age of 55.
(4)	The NEOs are eligible for continued normal benefits coverage including normal life, long-term disability, accidental death and dismemberment and health insurance. The amounts listed are our estimate of the costs to the company of that coverage. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company.

The following table sets forth amounts of compensation to be paid to each NEO if his employment terminates in the event of his disability. Such a termination is not considered a separation for “Good Reason” under the respective employment agreements so that, in general the benefits for which the NEOs are potentially eligible are the same as those that all of our employees receive under the terms of our long-term disability policy. However, under the terms of the Tube City SERP, Messrs Curtin and Aronson, regardless of age, would become immediately eligible for “Normal Retirement Benefits” as defined which would provide annual payments of $45,000 for a period of ten years.

Name	Severance Payments ($)	Non-qualified Defined Contribution Plan ($)	Pension Benefit ($)	Health Welfare and Life Insurance Benefits ($)	Executive Level Outplacement Service ($)	Total ($)
I Michael Coslov	—	176,224	—	—	—	176,224
Daniel E. Rosati	—	—	—	—	—	—
Joseph Curtin	—	175,298	450,000	—	—	625,298
Raymond Kalouche	—	505,403	—	—	—	505,403
J. David Aronson	—	197,809	450,000	—	—	647,809

(1)	Messrs Curtin and Aronson participate in the Tube City SERP which provides that, in the event of termination for disability each is entitled to normal retirement benefits of $45,000 annually for ten years, regardless of the their age at the time of the disability.

Under the terms of our NEOs employment agreements, failure to secure an agreement within writing of any successor entity to assume their respective employment agreements would constitute a separation for “Good Reason” as defined and accordingly the NEOs would be eligible for the benefits included the first table under “Payment Upon Termination and Change of Control.” In addition, if the change of control constituted a “sale of the Company” as defined in the restricted stock agreement, unvested shares under our Restricted Stock Plan would vest.

The following table sets forth amounts of to be paid to each NEO if his employment terminates in the event of a “sale of the Company” as defined in the Restricted Stock Plan and assumes that we do not secure an agreement in writing with the successor entity to assume the employment agreements.

Name	Severance Payments ($)	Non-qualified Defined Contribution Plan ($)	Pension Benefit ($)	Health Welfare and Life Insurance Benefits ($)	Executive Level Outplacement Service ($)	Total ($)	Vesting of Unvested Restricted Stock Plan Shares (#)[1]
I Michael Coslov	2,116,692	176,224	—	33,558	10,000	$2,336,474	320.59
Daniel E. Rosati	550,000	—	—	33,558	10,000	$593,558	118.65
Joseph Curtin	1,114,048	175,298	370,000	33,558	10,000	$1,702,904	272.64
Raymond Kalouche	1,114,048	505,403	—	33,558	10,000	$1,663,009	272.64
J. David Aronson	1,002,644	197,809	—	33,558	10,000	$1,244,011	240.56

(1)	Shares of Metal Services Acquisition Corp. common stock, which are privately held. The value associated with those shares would be determined in connection with a “sale of the Company” as defined.

DIRECTOR COMPENSATION

In connection with the Acquisition, each of Messrs. Curtin, Kalouche, Mariano, Stanton, Dawson, Feldman and Carles resigned as directors and Messrs. Duncanson, Mansell and Osborne were elected to our board of directors at the closing of the transaction. Our two independent directors receive compensation for board meetings. Mr. Osborne receives $15,000 per meeting, with $5,000 relating to his chairmanship of the Audit Committee and Mr. Weiss receives $10,000 per meeting

DIRECTOR COMPENSATION TABLE

The following table sets forth director compensation for the year ended December 31, 2007. A dash indicates that no compensation was paid for serving on our Board of Directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total (%)
I Michael Coslov	—	—	—	—	—	—	—
Timothy A.R. Duncanson	—	—	—	—	—	—	—
David J. Mansell	—	—	—	—	—	—	—
Colin Osborne	$60,000	—	—	—	—	—	—
Laurence N. Weiss	$40,000	—	—	—	—	—	—

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of Metal Services Acquisition Corp.’s common shares and class A preferred shares held by Onex and by members of our board of directors and our named executive officers as of February 21, 2008. Beneficial ownership is determined in accordance with the rules of the SEC, and includes direct and indirect voting power and/or investment power with respect to securities. Except as otherwise noted, the persons or entities named have sole voting and investment power with respect to the common shares and class A preferred shares shown as beneficially owned by them.

Beneficial Owner(1)(2)	Number of Common and Class A Preferred Shares Beneficially Owned	Percentage of Common and Class A Preferred Shares Beneficially Owned
Onex Partners II LP(3)	11,404.47	52.12%
Onex American Holdings II LLC	7,244.66	33.11%
Michael Coslov, IMC Tube City Holdings, Inc. and IMC Tube City Investments, LLC	1,100.00	5.03%
Joseph Curtin	*	*
Raymond S. Kalouche	*	*
J. David Aronson	*	*
Thomas E. Lippard	*	*
Daniel E. Rosati	*	*
Laurence N. Weiss	*	*
Colin Osborne	*	*
Timothy A.R. Duncanson	*	*
David J. Mansell	*	*
All executive officers and directors as a group (10 persons)	1,765.65	8.07%

*	Amount representing less than 1% of Metal Services Acquisition Corp.’s common shares and class A preferred shares.
(1)	The address for these equityholders is c/o Onex Investment Corporation, 712 Fifth Avenue, New York, NY 10019.
(2)	All of the stock owned by these equityholders is pledged as security pursuant to our credit facilities.
(3)	All of the common stock and class A preferred stock owned by Onex Partners II LP may be deemed to be owned beneficially by Onex Corporation. Mr. Gerald W. Schwartz, the Chairman, President and Chief Executive Officer of Onex Corporation owns shares representing a majority of the voting rights of the shares of Onex Corporation and as such has the voting and/or investment power with respect to, and accordingly may be deemed to own beneficially, all of the shares of our common stock and class A preferred stock owned beneficially by Onex Corporation. Mr. Schwartz disclaims such beneficial ownership. The address for Onex Corporation is 161 Bay Street, Toronto, Ontario M5J 2S1, Canada.

Changes in Control

In connection with the January 2007 Acquisition, all of the Company’s capital stock was pledged by Metal Services Holdco LLC, our parent company, as security for its guaranty of our obligations under our new credit facilities. In the event that we default on either of our new credit facilities, the lenders could foreclose on the pledged equity in the Company which would result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Management Agreement

On January 25, 2007, we entered into a management agreement with Onex, our principal equityholder. As consideration for providing us with services in connection with the 2007 Acquisition, we have paid Onex Partners Manager LP, an affiliate of Onex, a one-time fee of $2.0 million. In 2007, in exchange for providing us with corporate finance and strategic planning consulting services, we paid Onex Partners Manager LP an annual management fee of $0.9 million which represents a an annual management fee of $1.0 million prorated from the date of the Acquisition. We will also reimburse Onex Partners Manager LP for out-of-pocket expenses incurred in connection with the provision of services pursuant to the agreement, as well as out-of-pocket expenses incurred in connection with the 2007 Acquisition. The management agreement has an initial term of 10 years, subject to automatic one-year renewals, unless terminated by either party by notice given at least 90 days prior to the scheduled expiration date.

Other Transactions

Mr. Coslov, our Chairman and Chief Executive Officer, owns an interest in a partnership that provides private aircraft services. From time to time, both Mr. Coslov and other executives use an aircraft owned by the partnership for company business. When only Mr. Coslov or other of our executive officers use the aircraft for company business, we reimburse Mr. Coslov at the rate charged to him by the partnership for use of the aircraft. We reimbursed Mr. Coslov approximately 0.3 million in 2007 for use of these aircrafts by him and/or other of our executives on company business.

Mr. Coslov’s son, David Coslov, is employed by us as a vice president of the Tube City Division and received $359,113 in aggregate annual salary and other compensation during 2007 which included $85,775 related to the termination of our 2004 Stock Option Plan.

The Company has implemented a written conflicts of interest policy which helps to prevent self-dealing. The policy requires employees to disclose all situations which may present a conflict of interest between the Company and the employee. Potential conflicts of interest are presented to our chief executive officer who determines whether a conflict of interest exists. Unless our chief executive officer, in his sole discretion, waives the conflict of interest, employees are subject to discipline, up to and including termination for violating this policy.

Director Independence

Our independent directors are currently Messrs. Osborne and Weiss.

Item 14. Principal Accountant Fees and Services

Fees and expenses paid to our principal accountant, Ernst & Young LLP, for the years ended December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
Audit of consolidated financial statements	$482	$431
Statutory audits of subsidiaries	58	17
Timely quarterly reviews	153	—
Opening balance sheet audit	43	—
Stub period audit	68	—
Form 10-K filing/Annual Report Review	32	37

Total Audit Fees	$836	$485

Employee benefit plans	$37	$15
Due diligence/acquisitions	18	—
144A filing	204	277
Form S-1 filing	—	1,277
Form S-4 filing	79	—

Total Audit-Related Fees	$338	$1,569

Tax return review/preparation	$25	$—
Tax planning	183	—
Tax advisory—international	—	18

Total Tax Fees	$208	$18

Pre-Approval Policy

The Audit Committee has the authority to pre-approve all audit and non-audit engagement fees and terms as well as all non-audit engagements with Ernst & Young. The Audit Committee has delegated to our chief financial officer the authority to approve non-audit engagements of less than $50,000 between committee meetings. Any such fees are then reported to the Audit Committee at the next Audit Committee meeting. In 2007, all of the above services were approved by the Audit Committee in accordance with this policy.

Item 15. Exhibits and Financial Statement Schedules

(a)(1) See the Index to Consolidated Financial Statements, which is included on page F-1 of this Report.

(a)(2) Financial Statement Schedules have been omitted because the information required to be set forth therein is not applicable.

(a)(3) Exhibits

Exhibit Number	Exhibit
2.1*	Stock Purchase Agreement, dated as of November 10, 2006, by and among Tube City IMS Corporation, Mill Services Holdings, LLC, the Other Sellers set forth on Annex A therein and Metal Services Acquisition Corp.

2.2*	Amendment to Stock Purchase Agreement, dated as of January 25, 2007, among Tube City IMS Corporation, Mill Services Holdings LLC, the other sellers listed on Annex A thereto and Metal Services Acquisition Corp.

2.3**	Agreement and Plan of Merger, dated September 23, 2004, by and among Envirosource Holdings LLC, El Acquisition Co., Envirosource, Inc., the Principal Company Stockholder named therein, the Stockholder Representative named therein and Wellspring Capital Partners III, L.P.

2.4**	Amendment No. 1 to the Agreement and Plan of Merger, dated October 25, 2004, by and among Envirosource Holdings LLC, El Acquisition Co., Envirosource, Inc., the Principal Company Stockholder named therein, the Stockholder Representative named therein and Wellspring Capital Partners III, L.P.

3.1*	Amended and Restated Certificate of Incorporation of Tube City IMS Corporation.

3.2*	Amended and Restated By-Laws of Tube City IMS Corporation.

4.1*	Indenture, dated as of January 25, 2007, among Metal Services Merger Sub Corp. and the Guarantor (as defined therein) listed on the signature pages thereto and the Bank of New York as trustee.

4.2*	Supplemental Indenture, dated as of January 25, 2007, by and among Tube City IMS Corporation, the subsidiary guarantors listed on Exhibit A thereto and the Bank of New York, as trustee.

4.3*	Registration Rights Agreement, dated January 25, 2007, among Metal Services Merger Sub Corp., Metal Services Holdco LLC and Credit Suisse Securities (USA) LLC.

4.4*	Counterpart to the Registration Rights Agreement, dated as of January 25, 2007, among Tube City IMS Corporation, Tube City LLC and International Mill Service, Inc.

4.5*	Form of Rule 144A Global Note.

4.6*	Form of Regulation S Global Note.

10.1*	ABL Credit Agreement, dated as of January 25, 2007, among Metal Services Merger Sub Corp., Metal Services Holdco LLC, each subsidiary of Metal Services Merger Sub Corp. from time to time party thereto, the Lenders (as defined thereto), Credit Suisse and The CIT Group/Business Credit Inc., as collateral agent for the Lenders thereunder.

10.2*	Term Loan Credit Agreement, dated as of January 25, 2007, among Metal Services Merger Sub Corp., Metal Services Holdco LLC, each subsidiary of Metal Services Merger Sub Corp. from time to time party thereto, the Lenders (as defined therein) and Credit Suisse.

10.3*	Purchase Agreement, dated January 18, 2007, between Metal Services Merger Sub Corp., Metal Services Holdco LLC and Credit Suisse Securities (USA) LLC.

10.4*	Counterpart to the Purchase Agreement, dated January 18, 2007, among Metal Services Merger Sub Corp., Metal Services Holdco LLC and Credit Suisse Securities (USA) LLC.

Exhibit Number	Exhibit
10.5*	Amended and Restated Employment Agreement, dated January 25, 2007, among Metal Services Acquisition Corp., Tube City IMS Corporation and J. David Aronson.

10.6*	Amendment to Amended and Restated Employment Agreement, dated as of January 25, 2007, between Tube City IMS Corporation and J. David Aronson.

10.7*	Amended and Restated Employment Agreement, dated January 25, 2007, among Metal Services Acquisition Corp., Tube City IMS Corporation and I Michael Coslov.

10.8*	Amendment to Amended and Restated Employment Agreement, dated as of January 25, 2007, between Tube City IMS Corporation and I Michael Coslov.

10.9*	Amended and Restated Employment Agreement, dated January 25, 2007, among Metal Services Acquisition Corp., Tube City IMS Corporation and Joseph Curtin.

10.10*	Amendment to Amended and Restated Employment Agreement, dated as of January 25, 2007, between Tube City IMS Corporation and Joseph Curtin.

10.11*	Amended and Restated Employment Agreement, dated January 25, 2007, among Metal Services Acquisition Corp., Tube City IMS Corporation and Raymond S. Kalouche.

10.12*	Amendment to Amended and Restated Employment Agreement, dated as of January 25, 2007, between Tube City IMS Corporation and Raymond S. Kalouche.

10.13*	Amended and Restated Employment Agreement, dated January 25, 2007, among Metal Services Acquisition Corp., Tube City IMS Corporation and Daniel E. Rosati.
10.14*	Amended and Restated Employment Agreement, dated as of January 25, 2007, between Tube City IMS Corporation and Thomas E. Lippard.

10.15*	Restricted Stock Plan.

10.16*	Form of Restricted Stock Agreement.

10.17*	Tube City, Inc. Executive Deferred Compensation Plan, dated May 1, 2004.

10.18*	Amendment to Tube City Inc. Executive Deferred Compensation Plan, dated January 1, 2005.

10.19*	Tube City IMS Corporation Supplemental Executive Retirement Plan, dated January 1, 2006.

10.20*	Lease Agreement, dated as of May 3, 2005, between Brandywine Operating Partnership, L.P. and International Mill Service, Inc. (1155 Business Center Drive, Horsham, Pennsylvania).

10.21**	Second Amended and Restated Credit Agreement, dated as of October 25, 2005, among Tube City IMS Corporation, International Mill Service, Inc. and Tube City, LLC, the several lenders from time to time party thereto, Comerica Bank, Sovereign Bank and La Salle Bank National Association, as co-documentation agents, UBS Securities LLC, as syndication agent and Bear Stearns Corporate Lending Inc., as administrative agent, first lien collateral agent and second lien collateral agent.

10.22**	Amendment No. 1 to the Second Amended and Restated Credit Agreement.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Company.

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from exhibits to the Company’s Form S-4 filed with the Securities and Exchange Commission on May 25, 2007, and any amendments made thereto.

**	Incorporated by reference from exhibits to the Company’s Form S-1 filed with the Securities and Exchange Commission on July 7, 2006, and any amendments made thereto.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Tube City IMS Corporation

Audited Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP	F-2

Consolidated Balance Sheets as of December 31, 2007 of the Successor Company and January 25, 2007 and December 31, 2006 of the Predecessor Company	F-3

Consolidated Statements of Operations for the Period from January 26, 2007 to December 31, 2007 of the Successor Company and the Period from January 1, 2007 to January  25, 2007 and for the Years Ended December 31, 2006 and 2005 of the Predecessor Company

F-4

Consolidated Statements of Changes in Stockholders’ Equity for the Period from January 26, 2007 to December 31, 2007 of the Successor Company and the Period from January 1, 2007 to January  25, 2007 and for the Years Ended December 31, 2006 and 2005 of the Predecessor Company

F-5

Consolidated Statements of Cash Flows for the Period from January 26, 2007 to December 31, 2007 of the Successor Company and the Period from January 1, 2007 to January  25, 2007 and for the Years Ended December 31, 2006 and 2005 of the Predecessor Company

F-7

Notes to Consolidated Financial Statements of Tube City IMS Corporation and Subsidiaries	F-8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Tube City IMS Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Tube City IMS Corporation (Successor Company) and subsidiaries as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the period January 26, 2007 to December 31, 2007 and the consolidated balance sheets of Tube City IMS Corporation (Predecessor Company) as of January 25, 2007 and December 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the period January 1, 2007 to January 25, 2007 and the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tube City IMS Corporation and subsidiaries (Successor Company) at December 31, 2007 and the consolidated results of their operations and their cash flows for the period January 26, 2007 to December 31, 2007 and the consolidated financial position of Tube City IMS Corporation (Predecessor Company) at January 25, 2007 and December 31, 2006, and the consolidated results of their operations and their cash flows for the period January 1, 2007 to January 25, 2007 and the years ended December 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 3 and 22 to the consolidated financial statements, the Company adopted the recognition provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R), effective December 31, 2006, and as discussed in Notes 3 and 7 the provisions of Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, effective January 1, 2007.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 21, 2008

TUBE CITY IMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share and per share data)

	Successor Company	Predecessor Company
	December 31, 2007	January 25, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$1,976	$3,784	$3,178
Account receivable, net of allowance for doubtful accounts of $1,106, $834 and $884, respectively (Note 8)	173,818	156,193	147,676
Inventories (Note 9)	41,160	23,763	20,993
Prepaid and other current assets	5,177	7,817	8,097
Deferred tax asset (Note 7)	7,212	8,329	7,820

Total current assets	229,343	199,886	187,764
Property, plant and equipment, net (Note 10)	166,290	142,619	143,232
Deferred financing costs, net of accumulated amortization of $2,172, $553 and $523, respectively (Note 13)	14,995	1,306	1,504
Goodwill (Note 12)	291,641	180,211	180,211
Other intangibles, net of accumulated amortization of $11,032, $14,094 and $13,646, respectively (Note 12)	196,484	100,750	101,198
Other noncurrent assets	5,187	10,361	10,428

Total assets	$903,940	$635,133	$624,337

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$137,081	$111,343	$88,929
Accounts payable-overdraft	33,942	14,042	13,576
Salaries, wages and related benefits	24,712	31,948	23,618
Current taxes payable (Note 7)	176	71	313
Accrued expenses (Note 8)	24,741	28,082	12,250
Revolving bank borrowings (Note 13)	10,000	20,300	33,100
Current portion of long-term debt (Note 13)	2,687	5,785	6,138

Total current liabilities	233,339	211,571	177,924
Long-term debt (Note 13)	387,399	371,810	371,962
Deferred tax liability (Note 7)	46,630	12,261	21,423
Other noncurrent liabilities (Note 8)	20,625	19,474	16,693

Total liabilities	687,993	615,116	588,002
Commitments and contingencies (Note 24)
Stockholders’ equity:
Common stock: Par value $.001 per share; shares authorized 2,500,000; issued and outstanding 913,260 at December 31, 2007, January 25, 2007 and December 31, 2006, respectively	1	1	1
Capital in excess of par value	218,906	45,661	46,428
Accumulated deficit	(9,909)	(26,294)	(10,906)
Accumulated other comprehensive income	6,949	649	812

Total stockholders’ equity	215,947	20,017	36,335

Total liabilities and stockholders’ equity	$903,940	$635,133	$624,337

The accompanying notes are an integral part of these consolidated financial statements

TUBE CITY IMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars, except share and per share data)

	Successor Company	Predecessor Company
	January 26, 2007 to December 31, 2007	January 1, 2007 to January 25, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Revenue:
Revenue from sale of materials	$1,236,778	$74,592	$1,043,103	$832,531
Service revenue	338,109	20,569	332,496	290,919

Total revenue	1,574,887	95,161	1,375,599	1,123,450
Costs and expenses:
Cost of scrap shipments	1,188,011	71,629	998,120	794,744
Site operating costs	248,987	17,916	242,537	207,297
Selling, general and administrative expenses	46,131	4,992	43,959	39,874
Compensation provided as a result of business combinations	—	18,631	—	—
Expense associated with withdrawn public offerings (Note 6)	—	—	2,734	5,028
Depreciation	59,177	3,287	48,045	49,623
Amortization	11,207	507	7,211	7,039

Total costs and expenses	1,553,513	116,962	1,342,606	1,103,605

Income (loss) from operations	21,374	(21,801)	32,993	19,845
Other income, net	—	613	—	—
Loss on early extinguishment of debt	—	—	—	(2,812)
Interest expense, net	(38,211)	(2,483)	(33,941)	(23,950)
Loss from equity investments	—	—	(5)	(99)

Loss before income taxes	(16,837)	(23,671)	(953)	(7,016)
Income tax benefit (expense)	6,928	10,423	(317)	2,332

Net loss	$(9,909)	$(13,248)	$(1,270)	$(4,684)

Earnings per share:
Basic and diluted:
Net loss per share	$(10.85)	$(14.51)	$(1.39)	$(5.14)

Average common shares outstanding	913,260	913,260	913,260	911,302

The accompanying notes are an integral part of these consolidated financial statements

TUBE CITY IMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands of dollars, except share data)

PREDECESSOR COMPANY

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balances, December 31, 2004	902,900	$1	$90,289	$(4,952)	$44	$85,382
Sale of common stock 10,360 shares	10,360	—	1,036	—	—	1,036
Share based compensation costs	—	—	157	—	—	157
Distribution to shareholders	—	—	(45,663)	—	—	(45,663)
Comprehensive income:
Net loss	—	—	—	(4,684)	—	(4,684)
Translation adjustment	—	—	—	—	94	94
Loss on fair value of hedging instruments, net of tax	—	—	—	—	(680)	(680)
Minimum pension liability adjustment, net of tax	—	—	—	—	(511)	(511)

Total comprehensive loss	—	—	—	(4,684)	(1,097)	(5,781)

Balances, December 31, 2005	913,260	$1	$45,819	$(9,636)	$(1,053)	$35,131
Shared-based compensation costs	—	—	609	—	—	609
Adoption of SFAS 158, net of tax	—	—	—	—	352	352
Comprehensive income:
Net loss	—	—	—	(1,270)	—	(1,270)
Translation adjustment	—	—	—	—	2	2
Gain on fair value of hedging instruments, net of tax	—	—	—	—	1,116	1,116
Minimum pension liability adjustment, net of tax	—	—	—	—	395	395

Total comprehensive (loss) income	—	—	—	(1,270)	1,513	243

Balances, December 31, 2006	913,260	$1	$46,428	$(10,906)	$812	$36,335
Share-based compensation costs	—	—	41	—	—	41
Share-based compensation costs reclassified to liability	—	—	(808)	—	—	(808)
Adoption of FIN 48	—	—	—	(2,140)	—	(2,140)
Comprehensive income:
Net loss	—	—	—	(13,248)	—	(13,248)
Translation adjustment	—	—	—	—	(106)	(106)
Recognized gain on swap termination, net of tax	—	—	—	—	(436)	(436)
Change in funded status of retirement plans, net of tax	—	—	—	—	379	379

Total comprehensive loss	—	—	—	(13,248)	(163)	(13,411)

Balances, January 25, 2007	913,260	$1	$45,661	$(26,294)	$649	$20,017

The accompanying notes are an integral part of these consolidated financial statements.

TUBE CITY IMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—Continued

(In thousands of dollars, except share data)

SUCCESSOR COMPANY

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balances, January 26, 2007	—	$—	$—	$—	$—	$—
Initial Capital Contribution by Acquiror	913,260	1	218,198	—	—	218,199
Secondary capital contribution by Acquiror	—	—	630	—	—	630
Shared-based compensation costs	—	—	78	—	—	78
Comprehensive income:
Net loss	—	—	—	(9,909)	—	(9,909)
Translation adjustment	—	—	—	—	8,726	8,726
Loss on fair value of hedging instruments, net of tax	—	—	—	—	(1,629)	(1,629)
Change in funded status of retirement plans, net of tax	—	—	—	—	(148)	(148)

Total comprehensive (loss) income	—	—	—	(9,909)	6,949	(2,960)

Balances, December 31, 2007	913,260	$1	$218,906	$(9,909)	$6,949	$215,947

The accompanying notes are an integral part of these consolidated financial statements.

TUBE CITY IMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Successor Company	Predecessor Company
	January 26, 2007 to December 31, 2007	January 1, 2007 to January 25, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Cash flows from operating activities:
Net loss	$(9,909)	$(13,248)	$(1,270)	$(4,684)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on early extinguishment of debt	—	—	—	2,812
Depreciation	59,177	3,287	48,045	49,623
Amortization	11,207	507	7,211	7,039
Amortization of deferred financing costs	2,172	30	443	532
Deferred income tax	(8,255)	(9,603)	(1,234)	(3,966)
Provision for bad debts	445	4	256	294
Loss (gain) on the disposal of equipment	335	—	(2,533)	(37)
Non-cash share-based compensation costs	78	42	609	157
Compensation and other expenses associated with business combination	—	18,631	—	—
(Recognized gain) net proceeds from termination of swaps	—	(613)	717	—
Loss from equity investments	—	—	5	99
Increase (decrease) from changes in:
Accounts receivables	(18,070)	(8,521)	(15,045)	29,894
Inventories	(17,397)	(2,770)	(2,922)	13,780
Prepaid and other current assets	1,546	(530)	(11)	315
Other noncurrent assets	344	20	(317)	(548)
Accounts payable and accounts payable overdraft	45,203	22,880	(3,204)	(53,524)
Accrued expenses	13,009	5,556	2,843	(959)
Other non current liabilities	376	882	(1,313)	(2,182)
Other, net	414	(78)	(232)	6

Net cash provided by operating activities	80,675	16,476	32,048	38,651

Cash flows from investing activities:
Capital expenditures	(51,876)	(2,738)	(56,908)	(47,106)
Proceeds from sale of equipment	395	210	5,948	1,026
Investment in long term contract	—	—	—	(5,584)
Acquisitions, net of cash acquired of $3,784 for the period from January 26, 2007 to December 31, 2007 and $56 for the year ended December 31, 2006	(597,495)	—	(1,733)	—
Investment in other noncurrent assets	—	—	(500)	—
Contingent payment for acquired business	(134)	—	—	—
Cash flows related to IU international, net	(1,004)	(37)	(1,056)	(1,535)

Net cash used in investing activities	(650,114)	(2,565)	(54,249)	(53,199)

Cash flows from financing activities:
Revolving credit facility:
Borrowings	335,550	16,200	358,700	163,307
Repayments	(325,550)	(29,000)	(325,600)	(163,307)

Revolving credit facility borrowings (repayments), net	10,000	(12,800)	33,100	—
Borrowings related to acquisitions	390,000	—	—	—
Repayment of predecessor debt and obligations	(8,125)	—	—	—
Issuance of debt	—	—	—	65,000
Debt issuance and termination fees	(16,073)	—	—	(2,370)
Repayment of debt	(3,597)	(505)	(10,452)	(6,473)
Capital contributions	199,210	—	—	—
Shareholder distributions paid	—	—	—	(45,663)
Proceeds from issuance of stock	—	—	—	1,036

Net cash provided by (used for) financing activities	571,415	(13,305)	22,648	11,530

Cash and cash equivalents:
Net increase (decrease) in cash	1,976	606	447	(3,018)
Cash at beginning of period	—	3,178	2,731	5,749

Cash at end of period	$1,976	$3,784	$3,178	$2,731

The accompanying notes are an integral part of these consolidated financial statements.

Note 1—Nature of Operations

Tube City IMS Corporation (“TC” or the “Company”) is a leading provider of outsourced services to steel mills in North America with an emerging presence globally. The Company has operations at 69 sites in North America and Europe. Its primary services offered include slag processing and metal recovery services, scrap management and scrap preparation, raw materials procurement, surface conditioning and scrap optimization. The Company provides services to integrated steel mills, mini mills and foundries.

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

The Acquisition constituted a change of control of the Company and was accounted for as a purchase business combination. Accordingly, financial information for periods as of and prior to January 25, 2007, is for the entity referred to as “Predecessor Company” and all financial information for periods subsequent to January 25, 2007, is for the entity referred to as “Successor Company.”

Note 2—Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Entities of which the Company owns a majority interest and controls are consolidated; entities of which the Company owns a less than majority interest and does not control, but exercises significant influence over, are not consolidated and are reflected in the consolidated financial statements using the equity method of accounting. All intercompany accounts, transactions, and profits have been eliminated in consolidation.

Use of Estimates

The estimates and assumptions used in the accompanying financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements with appropriate evaluation and consideration of events transpiring subsequent to the financial statement date. Significant items subject to such estimates and assumptions include the depreciation and amortization of properties and intangibles, valuation allowances for accounts receivable and net deferred tax assets, pension obligations, and claims and assessments. Actual results may differ from the estimates and assumptions used in preparing the accompanying financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of three months or less and are readily convertible into cash. The Company maintains its cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents. Included in accounts payable overdrafts at December 31, 2007, January 25, 2007 and December 31, 2006, are approximately $33.9 million, $14.0 million and $13.6 million, respectively, of book overdrafts. Accounts payable overdrafts represent outstanding checks in excess of related cash balances.

The Company’s treasury function uses cash on hand, cash generated by operating activities, and, if necessary, funds available under the Company’s Revolver (see Note 13—Long-Term Debt) to liquidate these outstanding checks when they are presented for payment.

Trade Receivables

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Account balances outstanding longer than the payment terms are considered past due. Provisions are made for estimated uncollectible receivables. The Company’s estimate is based on historical collection experience, a review of current status of receivables and the condition of the general economy and the industry. Decisions to charge off receivables are based on management’s judgment after consideration of facts and circumstances surrounding potential uncollectible accounts. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.

Inventories

Scrap iron and steel inventories are stated at the lower of cost or net realizable value, with cost being determined using the weighted-average method. Goods in transit represent inventories in route to customers under outsource purchasing contracts in which the Company has title at the end of the accounting period. Such inventories are valued at cost, determined by the specific identification method. Spare parts and supplies consist primarily of replacement parts for machinery and equipment and are recorded at the lower of cost or net realizable value, with cost being determined using the first-in, first-out (FIFO) method.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost less accumulated depreciation. Cost in connection with business combinations is based on fair market value at the time of acquisition. Major components of certain significant operating assets are recorded as separate assets with depreciable lives determined independently from the remainder of the asset. Expenditures that extend the useful lives of existing plant and equipment are capitalized, while expenditures for repairs and maintenance that do not extend the useful lives or improve productivity of the related assets are charged to expense as incurred. The cost of property, plant, and equipment retired or otherwise disposed of and the related accumulated depreciation is removed from the accounts and any resulting gain or loss is reflected in current operations.

Depreciation of property, plant, and equipment is computed principally on the straight-line method over the estimated useful lives of assets. (See Note 10—Property Plant and Equipment for estimated useful lives by classification.)

Impairment of Long-Lived Assets

Long-lived assets, including property, plant, and equipment and amortizable intangible assets, are reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Impairment is assessed when the undiscounted expected cash flows derived from an asset are less than its recorded amount. Impairment losses are measured as the amount by which carrying value of an asset exceeds its fair value and are recognized in operating results. Judgment is used when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments, and the fair value of an impaired asset.

Goodwill and Other Intangible Assets

Goodwill and other indefinite life intangible assets not subject to amortization are recorded at fair value at the dates of acquisition. Finite life intangible assets subject to amortization are recorded at cost less accumulated amortization provided on a straight-line basis over the intangible assets’ estimated useful lives. Goodwill and indefinite life intangibles are evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the goodwill impairment loss, if any. The second step test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill so calculated, an impairment loss is recognized in an amount equal to the excess. (See Note 12 – Goodwill and Identifiable Intangible Assets)

Deferred Financing Cost

Costs associated with negotiation and entering into long-term financing agreements are deferred and amortized on a straight-line basis, which does not differ materially from the effective interest rate method, over the life of the associated agreement. (See Note 13—Long-Term Debt for deferred financing costs written off.)

Other Noncurrent Assets

Other noncurrent assets principally include long term deposits to secure insurance obligations of $1.9 million, $1.8 million and $1.8 million at December 31, 2007, January 25, 2007 and December 31, 2006, respectively, cash surrender value of executive life insurance policies to be used principally to fund certain deferred compensation obligations of $1.3 million, $1.2 million and $1.2 million at December 31, 2007, January 25, 2007 and December 31, 2006, respectively, and other noncurrent assets totaled $2.0 million, $2.8 million and $2.7 million at December 31, 2007, January 25, 2007 and December 31, 2006, respectively.

The Predecessor Company’s other non-current assets also included acquired contract costs of $4.6 million and $4.7 million at January 25, 2007 and December 31, 2006, respectively that were being amortized on a straight-line basis over the term of the service contracts. In connection with the Acquisition, acquired contract costs were reclassified as part of customer related intangible assets.

Derivative Financial Instruments

The Company has entered into interest rate swaps to manage its risk related to its variable interest rate debt. The swaps have been designated as cash flow hedges. Accordingly, they are recorded at fair value. To the extent that the instruments are effective in hedging the related interest rate risk, the adjustments to record the swaps at fair value are recorded in other comprehensive income (see Note 15—Derivative Financial Instruments).

In November 2006, the Predecessor Company terminated its interest rate swap agreements and received cash proceeds of $1.1 million. The gain from the termination of the swap agreements was initially recorded in accumulated other comprehensive income (loss) to be amortized into current earnings over the remaining life of the variable rate term debt. In connection with the Acquisition, the underlying variable term debt was extinguished and the amount remaining in accumulated other comprehensive income was recorded in current earnings during the period from January 1, 2007 to January 25, 2007.

Revenues

Slag processing, metal recovery, and sales—Income from removal of slag from a furnace and processing it to separate metallic material from other slag components. Metallic material is generally returned to the customer and the nonmetallic material is generally sold to third parties. The Company recognizes revenue from slag processing and metal recovery services when it performs the services and revenue from co-product sales when title and risk of loss pass to the customer. Revenues from these sources are included in service revenue.

Material handling and scrap management services and scrap preparation—Income from receiving, processing, and managing raw material inputs and handling and recording inventory of finished products whereby all of the production is generally completed at the customer’s location. Revenues from these sources are included in service revenue and are recognized at the time the service is performed.

The Company also has two locations that purchase, process, and sell scrap iron and steel inventory for the Company’s own account. The Company recognizes revenue from scrap sales of material, when title and risk of loss pass to the customer, which can be either F.O.B. shipping point or destination depending on terms of sale. Revenues from these sources are included in revenue from sale of materials.

Raw materials procurement—Revenue from raw materials procurement, or outsourced purchasing, represents sales to third parties whereby the Company either purchases scrap iron and steel from a supplier then immediately sells the scrap to a customer, with shipment made directly from the supplier to the third-party customer, or the Company earns a contractually determined fee for arranging scrap shipments for a customer directly with a vendor. The Company recognizes revenue from raw materials procurement sales when title and risk of loss pass to the customer, which can be either F.O.B. shipping point or destination depending on terms of sale or when the Company has the right to receive its contractual fee. Revenues from these sources are included in revenue from sale of materials.

Surface conditioning—Revenue from removing surface defects and imperfections from steel processed for use in high-end applications. The Company recognizes revenue from surface conditioning services when it performs the services. Revenues from these sources are included in service revenue.

Raw materials optimization—Income from optimization fees represents income from determining, through use of its internally developed and proprietary software, the most economical scrap combination for a given desired grade of steel. The Company recognizes income from optimization fees as the optimization service is provided. Optimization software maintenance fees are recognized in income over the contract life. Revenues from these sources are included in service revenue.

Other revenues—Income from various services including maintenance and machine shop services, equipment rental, dust and debris management, income from services to customers outside of the normal contractual agreement, and gain on asset disposals. The Company recognizes revenue as the service is provided or when the asset is disposed. Machine shop service revenues are recognized as work is performed. Revenue from these sources are included in service revenue.

It is common for the Company to provide multiple services at a single customer location under a single unified contract or multiple contracts. The contracts detail the amounts the Company charges for each individual service provided. Therefore, the Company accounts for each type of service as a separate arrangement.

Freight

All freight costs related to the transportation of scrap iron and steel from the supplier sold F.O.B. delivered to the customer is included in cost of scrap shipments.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach for accounting for income taxes. Statement No. 109 requires assessment of the likelihood of realizing benefits associated with deferred tax assets for purposes of determining whether a valuation allowance is needed for such deferred tax assets. The Company and its subsidiaries file a consolidated U.S. federal income tax return.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, changes to stockholders’ equity related to the funded status of defined benefit pension and other post-retirement benefit plans, and the cumulative changes in the fair value of hedging derivatives (see Note 27—Other Comprehensive Income (Loss)).

Health Insurance

The Company self-insures its employees’ health insurance using a third-party administrator to process and administer claims. The Company has stop-loss coverage through an insurer that covers claim payments exceeding $150,000 per employee per year, subject to a stated limit per employee of $2.0 million per employee per year. The Company maintains accruals for unpaid claims and claims incurred but not reported based on internal analysis of claims experience and actuarial calculations.

Workers’ Compensation

The Company self-insures its workers’ compensation insurance under a large deductible program. Under this program, the maximum exposure per claim is $0.75 million and stop-loss coverage is maintained for amounts above this limit. The aggregate maximum exposure is limited to a percentage of payroll for each open policy. The Company accrues for this expense in amounts that include estimates for incurred but not reported claims, as well as estimates for the ultimate cost of all known claims. The Predecessor Company had funds on deposit with a third-party payor insurance carrier who administers the program amounting to $0.8 million and $0.9 million at January 25, 2007 and December 31, 2006, respectively. These funds are included in other current assets. The Successor Company does not have similar funds on deposit, but does secure its obligation with a letter of credit.

Per Share Data

Basic net income per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated using the weighted-average number of common shares plus potential dilutive common shares outstanding during the period. The Predecessor Company had potential dilutive common shares outstanding during 2005 and 2006 and during the period from January 1, 2007 to January 25, 2007. (See Note 18 – Earnings per Share)

Foreign Currency Translation

The financial statements of the Company’s Canadian, French, Belgian and Slovakian subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate as of the balance sheet date. Resulting translation adjustments are recorded in the cumulative translation adjustment account, a separate component of other comprehensive income (loss). Income and expense items are translated at average monthly exchange rates. Gains and losses from foreign currency transactions are included in net income (loss).

Long Term, Construction-Type Contracts

In 2006, the Company entered into a single long term, construction-type contract to build a robotic surface conditioning facility for a customer. The Company recognizes profit on the contract using a percentage of completion method based on significant milestones within the contract. The Company’s contract terms allows them to bill the customer when such milestones are reached. In 2006, the Predecessor Company recorded revenue and related costs associated with achieving the milestone of completing basic engineering for the project. During 2007, the Company completed other significant project milestones including delivery of all project related equipment to the customer. The Company billed the customer according to the terms of the contract and recognized revenue and related costs associated with the milestones. At December 31, 2007, the Company’s remaining obligation under the contract consisted of providing supervisory personnel to oversee final installation of the equipment for which the customer will pay the Company a specified hourly rate. The Company has no other long-term construction type contracts.

Note 3—New Accounting Pronouncements

On December 4, 2007 the Financial Accounting Standards Board issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting for Noncontrolling Interest in Consolidated Financial Statements, an amendment to ARB No. 51. These statements revise the current standard for accounting for business combinations and accounting for noncontrolling or minority interests. The Company expects to apply these standards to acquisitions beginning in 2009.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115 (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. SFAS No. 159 is effective as of January 1, 2008. The Company adopted the standard on January 1, 2008. The adoption had no material impact on its financial position as the Company did not elect to apply the standard to its existing financial instruments.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R) (“SFAS No. 158”). SFAS No. 158 changed the accounting rules for reporting and disclosures related to pensions and other postretirement benefit plans. The Company is required to include on its balance sheet an additional net liability to reflect the funded status of retirement and other postretirement benefit plans. The Company adopted SFAS No. 158 as of December 31, 2006. The impact of the adoption of SFAS No. 158 is discussed in Note 22—Retirement Plans.

Also, in 2008 the Company will be required to change the October 31 measurement date for the plan’s assets and obligations to its fiscal year end, December 31, on December 31, 2008.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”) which clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands the disclosures about fair value measurements. SFAS No. 157 is effective as of January 1, 2008. The Company does not believe the adoption of SFAS No. 157 will have a material effect on our results of operations or financial position.

In June 2006, the Financial Accounting Standards Board issued FIN 48, Accounting for the Uncertainty in Income Taxes, an interpretation of FASB Statement 109. The interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 on January 1, 2007 and its effects are discussed in Note 7 – Income Taxes

Note 4—Business Combinations

On January 25, 2007, Holdco, a wholly owned subsidiary of the Acquiror, acquired all of the outstanding stock of the Company. To effect the Acquisition, the Acquiror had to (i) compensate the equity holders of the Predecessor Company, (ii) pay off amounts outstanding under the Predecessor Company’s Second Amended and Restated Credit Facility, (iii) pay off obligations arising out of the Predecessor Company’s stock option plan, which was terminated immediately prior to the Acquisition and (iv) pay certain fees and expenses associated with the transaction. The total cost to effect the Acquisition was $627.7 million, including $6.8 million in liabilities arising out of the Predecessor Company’s stock option plan which was paid by the Successor Company on January 31, 2007.

The equity owners of the Predecessor Company received $183.2 million in cash and $18.6 million of common and preferred stock of the Acquiror. $396.8 million was paid to satisfy outstanding obligations under the Predecessor’s credit facility, which included $2.6 million of accrued interest. $16.7 million was paid to satisfy liabilities arising out of the Predecessor Company’s stock option plan of which $9.9 million was paid during the Acquisition and $6.8 million was assumed by the Successor Company. Legal, printing and other advisory fees and expenses totaling $12.4 million were paid in connection with the Acquisition.

To fund the Acquisition, the Acquiror (i) contributed cash, (ii) exchanged its common and preferred stock for common stock of the Company and (iii) arranged for proceeds from debt financing. The Acquiror made equity contributions of $198.6 million in cash and exchanged $19.6 million of its common and preferred stock for certain shares previously owned by management of the Company. The Acquiror and the Company arranged for initial proceeds debt financing in the amount of $426.0 million, net of $14.5 million in deferred financing costs. After acquiring the outstanding shares of the Company and satisfying certain obligations of the Predecessor Company, approximately $16.5 million in funding arising out of the Acquisition remained in the Company to be used for capital expenditures and other general corporate purposes.

The Acquiror exchanged 1,962 shares of its common stock valued at $100 per share and 1,962 shares of preferred stock valued at $9,900 per share for a portion of the Company’s common shares. The per share values were based on the fair value paid by the Acquiror’s investors to acquire common and preferred shares.

The sales transaction documentation contains numerous representations, warranties and indemnifications provisions including the sellers’ promise to indemnify the buyers against undisclosed liabilities. On January 25, 2007, $18.6 million of cash owed to the sellers was placed in escrow to protect the buyers against such undisclosed liabilities. In August 2007, $9.3 million of that amount was paid to the sellers. The remaining amount is scheduled to be distributed to the sellers in April 2008. To date the buyers have not asserted any indemnity claim related to undisclosed liabilities.

The following table summarizes the fair values of assets acquired and liabilities at the date of acquisition (in thousands):

January 25, 2007
Trade receivables	$156,193
Inventories	23,763
Deferred tax asset	8,329
Other current assets	11,601
Property, plant, and equipment	172,003
Goodwill	289,354
Other intangible assets	204,668
Other noncurrent assets	5,745

Total assets acquired	871,656
Current liabilities	173,875
Long-term debt	1,178
Deferred tax liability	56,264
Other noncurrent liabilities	19,474

Total liabilities assumed	250,791

Net assets acquired	$620,865

The fair values were estimated by the Company’s management based on independent appraisals, fair values of equivalent properties or analysis of expected future cash flows.

Because the Acquiror viewed the Company as an attractive long-term investment, they agreed to a purchase price that exceeded the fair value of the net tangible assets and identifiable intangible assets. The following table details the identifiable intangible assets and goodwill acquired by the Acquiror and their estimated values and expected amortizable lives (dollars in thousands):

Intangible Asset Class
Intangible assets subject to amortization
Patents	$65	11 years weighted average
Trademarks	45	9 years
Environmental permits	5,100	25 years
Unpatented technologies	24,648	9 years
Customer related intangibles	174,585	20 years

Total finite life intangibles	204,443
Trademarks	225	Indefinite

Total identifiable intangible assets	204,668
Goodwill	289,354	Indefinite

Total intangible assets	$494,022

There were no purchased research and development assets acquired and written off in connection with this Acquisition. None of the goodwill is expected to be deductible for tax purposes.

The following represents the unaudited pro forma results of operations for the years ended December 31, 2007 and 2006 of the Successor Company as if the Acquisition had occurred on January 1 of the respective calendar year (in thousands, except per share data):

	Year ended December 31,
	2007	2006
	Unaudited
Revenue	$1,670,048	$1,375,599
Net loss	(13,010)	(13,363)
Basic and diluted net loss per share	$(14.25)	$(14.63)

The pro forma results are not indicative of the results of operations that would have occurred had the Acquisition taken place at the beginning of the periods presented nor are they intended to be indicative of results that may occur in the future.

In January of 2006, the Company acquired certain assets and assumed certain liabilities of U.S. Ferrous Trading (“USFT”), which specializes in providing outsourced purchasing services related to large volume international shipments of raw materials, primarily scrap. In March 2006, the Company acquired all of the outstanding stock of Auximetal S.A.S. (“Auximetal”), a single site provider of outsourced mill services to a mill outside of Marseille, France. The results of operations of these acquisitions were consolidated into the Company’s financial statements from the date of each acquisition. The assets of USFT were acquired on January 12, 2006 and the outstanding stock of Auximetal was acquired on March 1, 2006. The Company’s result of operations for the year ended December 31, 2006 would not have differed materially had these acquisitions occurred on January 1, 2006. The Company’s results of operations for the year ended December 31, 2005 would not have differed materially if Auximetal and USFT had been acquired on January 1, 2005.

To acquire USFT, the Company paid approximately $0.8 million and may pay additional contingent consideration of up to $1.0 million based on the operating performance of USFT over the next three years. The following table summarizes the fair value of assets acquired at the date the Company acquired USFT (in thousands):

January 12, 2006
Other current assets	$7
Intangible assets	736
Other noncurrent assets	7

Total assets acquired	$750

Because the Company viewed USFT as an attractive long-term investment, it agreed to a purchase price that exceeded the fair value of the net identifiable tangible assets and recorded intangible assets. The Company has assigned the entire excess of the purchase price over the identifiable tangible assets to goodwill.

To acquire Auximetal, the Company paid $0.9 million. In 2007, the Successor Company paid $0.1 million in contingent consideration based on achievement of a specific performance criterion and the Company may pay additional contingent consideration of up to $1.8 million based on Auximetal’s future operating performance. The following table summarizes the fair value of assets acquired and liabilities assumed at the date the Company acquired Auximetal (in thousands):

March 1, 2006
Trade receivables	$1,964
Other current assets	256
Property, plant and equipment, net	3,020
Intangible assets	491
Other noncurrent assets	176

Total assets acquired	5,907
Current liabilities	2,741
Long-term debt	2,300

Total liabilities assumed	5,041

Net assets acquired	$866

The fair value of assets and liabilities assumed at the date Auximetal was acquired did not include any provision for contingent considerations. The Company paid contingent consideration of $0.1 million during the period from January 25, 2007 to December 31, 2007 resulting in an increase in customer related intangible assets.

Because the Company also viewed Auximetal as an attractive long-term investment, it agreed to a purchase price that exceeded the fair value of the net identifiable tangible assets and recorded intangible assets. The Company assigned the entire excess of the purchase price over the identifiable tangible assets to customer related intangible assets.

Note 5—Compensation and Other Expenses Associated with Business Combination

During the period from January 1, 2007 to January 25, 2007, the Predecessor Company recognized compensation and other expenses associated with the Acquisition of $18.6 million. The amount consisted of $16.3 million recognized in connection with the changes to and subsequent cancellation of the Predecessor Company’s stock option plan, $1.3 million of associated fringe benefit costs and $1.0 million of costs associated with the Acquisition, primarily legal fees, which were not reimbursed in the Acquisition and were therefore charged to the Predecessor Company’s operations.

Note 6—Withdrawn Public Offerings

During 2006, the Predecessor Company prepared an equity offering and filed a preliminary prospectus with the United States Securities and Exchange Commission. Prior to finalizing its registration statement and offering shares to the public, the Predecessor Company entered into the Stock Purchase Agreement with the Acquiror and subsequently withdrew its offering. The Predecessor Company incurred $2.7 million in expenses associated with the offering including legal and other professional fees that would normally be recorded as an offset against the proceeds of such an offering. When the Predecessor Company entered into the Stock Purchase Agreement, it became unlikely that the Predecessor Company would effect its public offering and, accordingly, these items were charged to expense in 2006.

During 2005, the Predecessor Company, through a Canadian parent that would have been created in the transaction, prepared a Canadian Income Participating Security (IPS) offering and registered with the Ontario Securities Commission. Changes in the market for similar securities brought about by threatened changes to Canadian tax rulings caused the Predecessor Company to withdraw its offering. The Predecessor Company incurred $5.0 million in expenses associated with the offering including investment banking, legal, and other professional fees that would normally be recorded as an offset against the proceeds of such an offering. When the offering was withdrawn, these items were charged to operating expense in the year 2005.

Note 7—Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, tax net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Successor Company	Predecessor Company
	December 31, 2007	January 25, 2007	December 31, 2006
Deferred tax assets:
Net operating loss carryforwards	$38,876	$40,652	$30,716
Pension and post-employment benefits	3,606	3,506	3,717
Compensation	2,565	3,169	3,301
Legal reserve	290	285	460
Bad debt reserve	820	832	835
Inventories	395	317	540
Workers’ compensation reserve	3,176	3,453	2,859
Interest rate swaps	1,036	—	—
Alternative minimum tax credit	2,275	2,275	2,541
Other	3,800	4,028	4,761

Total deferred tax assets	56,839	58,517	49,730
Valuation allowance	(19,183)	(19,218)	(19,916)

Total net deferred tax assets	37,656	39,299	29,814
Deferred tax liabilities:
Identifiable intangibles	(68,862)	(34,382)	(34,548)
Goodwill	(2,540)	(6,013)	(5,822)
Fixed assets	(5,672)	(2,836)	(2,764)
Interest Rate Swaps	—	—	(283)
Other	—	—	—

Total deferred tax liabilities	(77,074)	(43,231)	(43,417)

Net deferred tax liabilities	$(39,418)	$(3,932)	$(13,603)

The Company has federal net operating loss carryforwards, the tax effect of which totals $15.1 million that expire at various dates from 2020 through 2027, and the Company has an alternative minimum tax credit carryover of $2.3 million, which is carried forward indefinitely. In addition, the Company has state net operating loss carryforwards, the tax effect of which totals $23.8 million that expire at various dates from 2008 through 2027. The tax effected federal net operating loss carryforwards expire as follows (in thousands):

Date of Expiration December 31:	Amounts
2020	$3,653
2021	646
2023	214
2024	2,098

2027	8,501

$15,112

Management determined that a valuation allowance is required on $17.8 million of the state net operating loss carryforwards due to state carryover limitations on utilization and apportionment of taxable income. In addition, management has also determined that a valuation allowance of $1.4 million is required related to certain legacy workers’ compensation accruals, the payment of which will be treated as capital losses for tax purposes. To the extent that tax capital losses related to pre-acquisition workers’ compensation costs and the pre-acquisition state tax net operating losses (approximately $19.2 million) can be utilized in future periods. The benefit of those losses, if utilized, will be treated as an adjustment to goodwill.

The components of income tax (benefit) expense attributable to continuing operations are as follows (in thousands):

	Successor Company	Predecessor Company
	January 26, 2007 to December 31, 2007	January 1, 2007 to January 25, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Current:
State	$—	$(263)	$496	$702
Federal	—	(580)	324	294
Foreign	1,327	23	731	638

Total current income tax expense (benefit)	1,327	(820)	1,551	1,634
Deferred:
Federal	(5,791)	(8,604)	(419)	(2,134)
State	(1,860)	(985)	(437)	(1,621)
Foreign	(604)	(14)	(378)	(211)

Total deferred income tax benefit	(8,255)	(9,603)	(1,234)	(3,966)

Total net income tax (benefit) expense	$(6,928)	$(10,423)	$317	$(2,332)

Income tax (benefit) expense varies from amounts computed by applying the 35% federal statutory rate for the following reasons (in thousands):

	Successor Company	Predecessor Company
	January 26, 2007 to December 31, 2007	January 1, 2007 to January 25, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Income tax benefit at statutory rate	$(5,889)	$(8,288)	$(334)	$(2,456)
Permanent differences	1,160	497	1,144	727
Effect of changes in deferred tax valuation allowance	—	(697)	1,314	—
Foreign tax credit	—	—	(1,149)	—
Foreign taxes, net of credit	(227)	(45)	(233)	70
Effect of change in deferred state rate	(1,208)	—	(293)	(446)
Effect of state income taxes, net of federal benefit	(764)	(1,048)	(132)	(227)
Adjustment to prior year’s taxes	—	(842)	—	—

	$(6,928)	$(10,423)	$317	$(2332)

No federal or state income taxes have been provided on approximately $2.4 million of foreign earnings considered to be permanently reinvested in foreign countries. Effective December 31, 2007 International Mill Services, Inc. merged with and into Tube City LLC, as a result of this merger of the Company’s two domestic subsidiaries, the effective state income tax rate decreased resulting in a decrease of deferred state income taxes amounting to approximately $1.2 million.

Loss from continuing operations before income taxes, as shown in the accompanying consolidated statements of operations, includes the following income (loss) components (in thousands):

	Successor Company	Predecessor Company
	January 26, 2007 to December 31, 2007	January 1, 2007 to January 25, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Domestic	$(19,214)	$(23,851)	$(2,191)	$(7,839)
Foreign	2,377	180	1,238	823

	$(16,837)	$(23,671)	$(953)	$(7,016)

Income Tax Change in Accounting Principle

The Financial Accounting Standards Board (“FASB”), issued in July 2006, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FAS Statement No. 109 (“FIN 48”), effective for tax years beginning after December 15, 2006. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. It must be more-likely-than-not that a tax position would be sustained under audit in order for the benefit to be recognized. Effective January 1, 2007, the Predecessor Company adopted FIN 48. As a result of the adoption, the Predecessor Company reduced its retained earnings by $2.1 million to recognize a liability for uncertain income tax benefits arising from a loss with respect to the liquidation of a subsidiary. In September 2007, the liability for uncertain income tax benefits was reduced to $0.2 million as a result of a prior year statute of limitation closing. Any adjustment to the December 31, 2007 liability for unrecognized tax benefits will be treated as an adjustment to the allocated purchase price.

The total amount of interest and penalty recognized related to uncertain tax positions as of December 31, 2007 was not material. The total amount of interest and penalty recognized related to uncertain tax positions as of January 25, 2007 was $0.1 million. When applicable, penalties and interest related to income taxes will be classified as part of corporate income tax expense.

Open years for federal and state income tax begin at years 2004 and forward, except for portions of NOLs utilized from 2000 for federal purposes and 1992 for state purposes, as limited.

The following table sets forth the amount of unrecognized tax benefits and the activity during the periods indicated:

	Successor Company	Predecessor Company
	January 26, 2007 to December 31, 2007	January 1, 2007 to January 25, 2007
Unrecognized tax benefits at beginning of period	$2,140	$2,140
Reductions resulting from lapse of statute of limitations	(1,926)	—

Unrecognized tax benefits at end of period	$214	$2,140

The reductions resulting from the lapse of the statute of limitations resulted in a corresponding $1.9 million reduction in goodwill.

Note 8—Other Balance Sheet Information

IU International Obligations

The Company has certain obligations resulting from the 1988 acquisition of IU International Corporation (IU) that are unrelated to current operations. Such obligations were primarily for employee benefits and workers’ compensation insurance claims. At December 31, 2007, January 25, 2007 and December 31, 2006, such liabilities totaled $7.7 million, $8.1 million and $7.1 million, of which $0.8 million, $1.4 million and $1.4 million were classified as short-term, respectively.

Other noncurrent liabilities consist of the following (in thousands):

	Successor Company	Predecessor Company
	December 31, 2007	January 25, 2007	December 31, 2006
IU International obligations	$6,969	$6,734	$5,731
Pension and deferred compensation	8,252	8,100	8,462
Fair value of swap agreements	2,690	—	—
Liability for unrecognized tax benefits	214	2,140	—
Other noncurrent accrued liabilities	2,500	2,500	2,500

	$20,625	$19,474	$16,693

Allowance for doubtful accounts activity for the periods indicated is as follows (in thousands):

	Successor Company	Predecessor Company
	January 26, 2007 to December 31, 2007	January 1, 2007 to January 25, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Balance at beginning of period	$834	$884	$810	$730
Additions charged to expense	445	4	256	294
Amounts written off	(182)	(54)	(182)	(271)
Recoveries credited to allowance	9	—	—	57

Balance at end of period	$1,106	$834	$884	$810

Accrued expenses consist of the following (in thousands):

	Successor Company	Predecessor Company
	December 31, 2007	January 25, 2007	December 31, 2006
Accrued taxes other than income	$4,412	$2,165	$2,624
Accrued professional fees	1,477	1,379	1,323
Accrued royalty	382	241	389
Accrued expenses related to option termination	—	13,335	—
Accrued insurance obligation	2,385	1,723	1,197
Accrued interest	9,572	2,595	831
Accrued other	6,513	6,644	5,886

	$24,741	$28,082	$12,250

Note 9—Inventories

Inventories consisted of the following (in thousands):

	Successor Company	Predecessor Company
	December 31, 2007	January 25, 2007	December 31, 2006
Scrap iron and steel	$11,724	$9,115	$8,281
Goods in transit	23,357	8,688	6,891
Spare parts and supplies	6,079	5,960	5,821

	$41,160	$23,763	$20,993

Note 10—Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

		Successor Company	Predecessor Company
	Estimated Useful Lives	December 31, 2007	January 25, 2007	December 31, 2006
Cost:
Land		$723	$723	$723
Buildings and improvements	10-39 years	10,716	12,141	11,793
Machinery and equipment	3-7 years	191,411	202,853	201,009
Furniture, fixtures, vehicles, and site preparation	3-10 years	23,071	30,273	30,085

Total cost		225,921	245,990	243,610
Accumulated depreciation and amortization:
Buildings and improvements		(1,563)	(3,701)	(3,602)
Machinery and equipment		(51,779)	(86,500)	(83,951)
Furniture, fixtures, vehicles, and site preparation		(6,289)	(13,170)	(12,825)

Total accumulated depreciation and amortization		(59,631)	(103,371)	(100,378)

Net property plant and equipment		$166,290	$142,619	$143,232

The Company recorded depreciation expense of $59.2 million for the period from January 26, 2007 to December 31, 2007. The Predecessor Company recorded depreciation expense of $3.3 million for the period from January 1, 2007 to January 25, 2007, $48.0 million during 2006, and $49.6 million during 2005.

Assets under capital leases included in properties at December 31, 2007, January 25, 2007 and December 31 2006, approximated $5.2 million, $7.0 million and $7.0 million, respectively. Accumulated amortization of assets under capital leases at December 31, 2007, January 25, 2007 and December 31, 2006, amounted to approximately $1.5 million, $3.0 million and $2.9 million, respectively. Amortization expense related to assets under capital leases is included in depreciation expense.

Note 11—Investment in Joint Venture

On October 1, 1998, Tube City, Inc., a predecessor to the Company, entered into a 50% joint venture with Monongahela Iron and Metal Company, Inc. (“Mimco”) in the formation of TC/MIMCO Joint Venture, a Pennsylvania general partnership. The partnership was converted to a Pennsylvania limited liability company named TC/MIMCO LLC, effective October 28, 1999 (TC/MIMCO). TC/MIMCO principally engaged in the purchase, preparation, and sale of scrap. The Company accounted for its investment in TC/MIMCO using the equity method.

In April 2006, the Predecessor Company entered into a redemption agreement with Mimco where the Company agreed to sell its interest to Mimco. In exchange for its ownership interest, the Predecessor Company received approximately $0.3 million in scrap material and a $0.4 million note receivable from Mimco. The total value the Company received equaled the book value of its investment at the date of the redemption and accordingly, no gain or loss was recorded.

At December 31, 2007, January 25, 2007 and December 31 2006, the balance of the note receivable from Mimco was $0.2 million, $0.3 million and $0.3 million, respectively, and was recorded in other current and other non-current assets. The Predecessor Company’s portion of the TC/MIMCO’s loss for the period from January 1, 2006 to the redemption date and for the year ended December 31, 2005 were not material.

The Company’s portion of TC/MIMCO’s loss for the year ended December 31, 2005 was approximately $0.1 million.

Note 12—Goodwill and Identifiable Intangible Assets

The Company’s goodwill was created as of January 26, 2007 by the Acquisition, and in management’s opinion, there has been no impairment as of December 31, 2007. The Predecessor Company’s goodwill was created as of October 26 and December 21, 2004 and January 12, 2006.

Goodwill and identifiable intangible assets consist of the following (in thousands):

	Successor Company	Predecessor Company
	December 31, 2007	January 25, 2007	December 31, 2006
Intangible assets subject to amortization
Patents	$67	$—	$—
Trademarks	45	15	15
Environmental permits	5,100	5,750	5,750
Customer related intangibles	177,429	96,394	96,394
Unpatented technology	24,648	12,445	12,445

Total finite life intangibles	207,289	114,604	114,604
Trademarks	227	240	240

Total identifiable intangible assets	207,516	114,844	114,844
Amortization of intangible assets:
Patents	(7)	—	—
Trademarks	(5)	(3)	(3)
Environmental permits	(190)	(496)	(494)
Customer related intangibles	(8,274)	(10,699)	(10,346)
Unpatented technology	(2,556)	(2,896)	(2,803)

	(11,032)	(14,094)	(13,646)

Net identifiable intangibles	196,484	100,750	101,198
Goodwill	291,641	180,211	180,211

Total intangible assets	$488,125	$280,961	$281,409

The Company recorded $11.0 million of amortization expense for finite lived intangibles for the period from January 26, 2007 to December 31, 2007. The Predecessor Company recorded $0.4 million, $6.5 million and $6.5 million of amortization expense for the period from January 1, 2007 to January 25, 2007 and for the years ended December 31, 2006 and 2005, respectively. The estimated amortization expense for finite lived intangibles for the next five years is as follows (in thousands):

2008	$11,846
2009	11,846
2010	11,846
2011	11,844
2012	11,844
Thereafter	137,031

$196,257

A portion of the Company’s goodwill and identifiable intangible assets were allocated to its operations outside the United States. The translation adjustment associated with identifiable intangible assets of the Company’s foreign operations totaled $2.7 million for the period from January 26, 2007 to December 31, 2007. The translation adjustment associated with goodwill of the Company’s foreign subsidiaries totaled $4.2 million for the same period.

In September 2007, the Company reduced goodwill by $1.9 million with a corresponding reduction in its liability for uncertain tax positions. The reduction is related to the expiration of the statute of limitations associated with the uncertainty which arose from a loss with respect to the liquidation of a subsidiary.

Note 13—Long-Term Debt

Long-term debt is summarized as follows (in thousands):

	Successor Company	Predecessor Company
	December 31, 2007	January 25, 2007	December 31, 2006
Revolving bank borrowings	$10,000	$20,300	$33,100

Senior secured term loan	$163,763	$—	$—
Senior subordinated notes	225,000	—	—
First lien term debt	—	323,912	323,912
Second lien term debt	—	50,000	50,000
Capital equipment leases	1,323	3,244	3,671
Other	—	439	517

	390,086	377,595	378,100
Current portion of long-term debt	(2,687)	(5,785)	(6,138)

	$387,399	$371,810	$371,962

On January 25, 2007, in connection with the Acquisition, the Company entered into (a) a senior secured asset based lending (“ABL”) facility in an aggregate principal amount of $165.0 million, (b) a senior secured term loan credit facility in an aggregate principal amount of $165.0 million, and (c) a $20.0 million senior secured synthetic letter of credit facility. The Company initially borrowed $50.5 million under its senior secured ABL facility. The Company also issued $225.0 million of 9.75% senior subordinated notes.

Senior Secured Asset-Based Revolving Credit Facility

The senior secured ABL facility is available to the Company on a revolving basis through January 25, 2013. The maximum availability under the senior secured ABL facility is based on specified percentages of eligible accounts receivable and eligible inventory, subject to certain reserves, to be determined in accordance with the ABL loan agreement. The commitments under the senior secured ABL facility are initially comprised of $150.0 million of commitments under the LIFO Tranche and $15.0 million of commitments under the FILO Tranche. While the FILO Tranche commitments are outstanding, the borrowing base is subject to greater advance rates than would otherwise be in effect. Subject to certain conditions, the commitments under both the FILO Tranche and the LIFO Tranche may be reduced or terminated at any time.

The senior secured ABL facility is guaranteed by the Company, it’s wholly owned subsidiaries and Holdco. It is secured by a first priority interest in the Company’s accounts receivable and inventory and a second priority interest in substantially all of the other assets of the Company, subject to certain exceptions and permitted liens.

As of December 31, 2007, the Company had total availability under the ABL facility of $160.3 million and net availability of $150.3 million after reduction for the $10.0 million of outstanding borrowings under the facility.

The interest rates with respect to loans made utilizing the LIFO Tranche commitments are, at the Company’s option, (i) the greater of (a) the prime rate of Credit Suisse in effect at its principal office in New York City and (b) the federal funds effective rate plus 0.50%; in each case plus an applicable margin of (1) initially, 0.50% and (2) after the first adjustment date under our senior secured ABL facility, an amount ranging between 0.25% and 0.75%, as determined based on borrowing availability under the facility, or (ii) the rate (as adjusted) at which eurodollar deposits for one, two, three, six or, if available, nine or twelve months, as selected by us, by reference to the British Bankers’ Association Interest Settlement Rates for deposits in dollars, plus an applicable margin of (a) initially, 1.50% and (b) after the first adjustment date under our senior secured ABL facility, an amount ranging between 1.25% and 1.75%, as determined based on borrowing availability under the facility. At December 31, 2007, there were no amounts outstanding under the LIFO tranche. Had there been amounts outstanding, the rate of interest applicable to those amounts would have been approximately 6.18% consisting of the one month eurodollar deposit rate of 4.93% and an applicable margin of 1.25%.

The interest rates with respect to loans utilizing the FILO Tranche commitments are, at the Company’s option, (i) the greater of (a) the prime rate of Credit Suisse in effect at its principal office in New York City and (b) the federal funds effective rate plus 0.50%; plus an applicable margin of 1.50% or (ii) the rate (as adjusted) at which eurodollar deposits for one, two, three, six or, if available, nine or twelve months, as selected by us, by reference to the British Bankers’ Association Interest Settlement Rates for deposits in dollars, plus an applicable margin of 2.50%. At December 31, 2007, the rate of interest applicable to the $10.0 million outstanding under the FILO Tranche was 7.43% consisting of the one month Eurodollar deposit rate of 4.93% and an applicable margin of 2.50%

The Company will also pay a commitment fee to each of the lenders under the senior secured ABL facility equal to 0.25% per year on the unused portion of the commitments under the facility. In addition, the Company will pay the agents and issuing banks customary administrative and letter of credit fronting fees.

Term Loan Facility and Synthetic Letter of Credit Facility

The new senior secured credit facilities also provided for a seven-year, $165.0 million senior secured term loan credit facility and a seven-year, $20.0 million senior secured synthetic letter of credit facility, under which $20 million was deposited by lenders to be used to collateralize and/or fund letters of credit under the senior secured term loan facility. At December 31, 2007, the Company had outstanding $17.7 million of outstanding letters of credit under the facility.

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

At December 31, 2007, the rate of interest applicable to amounts then outstanding under the senior secured term loan credit facility was 7.45% consisting of the three month Eurodollar deposit rate of 5.20% and an applicable margin of 2.25%.

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

The senior secured term loan credit facility provides a variety of affirmative and negative covenants including covenants related to financial performance. However, failure to comply with financial performance covenants does not result in acceleration of obligations under the facility, but rather limits certain activity of the Company including, but not limited to, acquisition activity and incurrence of additional indebtedness. The senior secured term loan credit facility and the senior secured synthetic letter of credit facility are guaranteed by the Company, its existing and future direct and indirect domestic subsidiaries and Holdco. The obligations are secured by a first priority interest in the Company’s assets (other than accounts receivable and inventory) and a second priority interest in the Company’s accounts receivable and inventory, subject to certain exceptions and permitted liens.

Senior Subordinated Notes

The senior subordinated notes are an unsecured obligation of the Company which are subordinated in right of payment to all existing and future senior indebtedness of the Company but senior in right of payment to any future subordinated obligations. Interest on the notes accrues at the rate of 9.75% per annum and is payable semiannually in arrears on February 1 and August 1, which commenced on August 1, 2007. We will make each interest payment to the Holders of record of these Notes on the immediately preceding January 15 and July 15. The Notes mature on February 1, 2015.

In July of 2007, all outstanding senior subordinated notes were exchanged for senior subordinated notes with substantially similar terms that were registered with the Securities and Exchange Commission.

Tube City IMS Corporation is the issuer of the Senior Subordinated Notes and the borrower under the Term Loan Facility and ABL facility, all of which are guaranteed by Holdco, and the direct and indirect domestic subsidiaries of Tube City IMS Corporation. Holdco’s only asset is its investment in Tube City IMS Corporation and it has no independent operations. Tube City IMS Corporation also has no independent assets or operations. During 2007, all of its activity was conducted through two wholly owned operating subsidiaries, Tube City LLC and International Mill Service, Inc. and it had no other direct subsidiaries. Both direct subsidiaries fully and unconditionally and jointly and severally guaranteed Tube City IMS Corporation’s obligations under its Senior Subordinated Notes, ABL Credit Facility and Term Loan Facility. There are no restrictions on the ability of the direct subsidiaries to loan or dividend money to Tube City IMS Corporation and there are no restrictions on the ability of the subsidiaries of Tube City, LLC and International Mill Service, Inc. to dividend and loan money to them. As of December 31, 2007, International Mill Service, Inc. was merged with and into Tube City, LLC and the name of the surviving subsidiary was changed to Tube City IMS, LLC.

The Predecessor Company had obligations under credit agreements with a group of lenders led by Bear Stearns Corporate Lending. In connection with the Acquisition, the Acquiror repaid all amounts outstanding under the then existing credit agreement which included a $323.9 million first lien term loan, a $50.0 million second lien term loan and $20.3 million of revolving bank borrowings.

On October 25, 2005, in conjunction with a distribution paid to the Predecessor Company’s stockholders, the then existing credit agreements were amended to increase the committed credit and provide additional proceeds. Incremental proceeds were used to finance a distribution to stockholders, pay off amounts then outstanding under the revolving credit facility, and for general corporate purposes. The Predecessor Company incurred $2.4 million of fees in association with the Second Amended Credit Agreement. In connection with this financing, $2.8 million of financing costs were charged to operations during 2005 with the remaining $0.7 million deferred.

Capital Leases

From time to time, the Company enters into lease arrangements with unrelated parties to finance the acquisition of equipment used on its job sites. Determinations of whether each arrangement should be treated as a capital or operating lease are made by applying the rules of SFAS No. 13, Accounting for Leases.

The following table sets forth the future minimum lease payments as of December 31, 2007, for all capital lease obligations (in thousands):

2008	$1,092
2009	291

Total minimum lease payments	1383
Amounts representing interest	(60)

Present value of net minimum lease payments	1,323
Current maturities	1,037

Long-term capital lease obligation	$286

No new capital leases were entered into for the period from January 26, 2007 to December 31, 2007, the period from January 1, 2007 to January 25, 2007 and during 2006.

At December 31, 2007, principal on the Company’s long-term debt and capital leases are as follows: 2008—$2.7 million, 2009—$1.9 million, 2010—$1.7 million, 2011—$ 1.7 million, 2012—$1.7 million and $380.4 million thereafter.

Note 14—Subsidiary Guarantors

The Acquisition was funded in part by issuing $225.0 million principal amount of senior subordinated notes, borrowing $165.0 million under the Company’s senior secured term loan and by drawing on its ABL facility. The senior subordinated notes and senior credit facilities included full, unconditional and joint and several guarantees by the Company’s direct subsidiaries, Tube City LLC and International Mill Service, Inc. On December 31, 2007, International Mill Service, Inc. was merged with and into Tube City LLC and it was renamed Tube City IMS LLC. Tube City IMS Corporation (“TCIMS”) has no independent assets, operating income or cash flow from operations. As a result, funds necessary to meet the debt service obligations under the senior secured notes and senior credit facilities are provided by the distributions or advances from the subsidiary companies. Investments in subsidiary operating companies are accounted for on the equity method. Accordingly, entries necessary to consolidate TCIMS and its subsidiaries are included in Eliminations/Adjustments column. Separate complete financial statements of the subsidiary guarantors would not provide additional material information that would be useful in assessing the financial composition of TCIMS or the subsidiary guarantors. The condensed and consolidating financial statements for TCIMS, the guarantor subsidiaries and the non-guarantor subsidiaries are as follows:

Successor Company

Consolidating Balance Sheet

As of December 31, 2007

	TCIMS Corp.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$501	$1,475	$—	$1,976
Accounts receivable, net	—	164,715	9,103	—	173,818
Inventories	—	41,160	—	—	41,160
Prepaid and other current assets	30	3,643	1,504	—	5,177
Deferred tax asset	329	6,883	—	—	7,212

Total current assets	359	216,902	12,082	—	229,343
Property, plant and equipment, net	—	146,312	19,978	—	166,290
Deferred financing costs, net	14,995	—	—	—	14,995
Goodwill	—	260,857	30,784	—	291,641
Other intangibles, net	—	179,180	17,304	—	196,484
Non current deferred tax asset	26,763	3,309	372	(30,444)	—
Other noncurrent assets	1,627	3,327	233	—	5,187
Investment and advances in subsidiaries	194,594	55,485	—	(250,079)	—

Total assets	$238,338	$865,372	$80,753	$(280,523)	$903,940

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2	$166,322	$4,699	$—	$171,023
Salaries wages and related benefits	—	23,560	1,152	—	24,712
Current taxes payable	—	131	45	—	176
Accrued expenses	944	20,072	3,725	—	24,741
Revolving bank borrowings	10,000	—	—	—	10,000
Current portion of long term debt	1,650	1,037	—	—	2,687

Total current liabilities	12,596	211,122	9,621	—	233,339
Long term debt	387,113	286	—	—	387,399
Deferred tax liability	—	71,279	5,795	(30,444)	46,630
Other non-current liabilities	9,659	10,464	502	—	20,625
Intercompany	(378,310)	377,738	572	—	—

Total liabilities	31,058	670,889	16,490	(30,444)	687,993
Stockholders equity:
Common stock	1	—	—	—	1
Capital in excess of par value	218,829	202,754	54,193	(256,870)	218,906
(Accumulated deficit) retained earnings	(9,909)	(8,083)	1,292	6,791	(9,909)
Accumulated other comprehensive income (loss)	(1,641)	(188)	8,778	—	6,949

Total stockholders’ equity	207,280	194,483	64,263	(250,079)	215,947

Total liabilities and stockholders’ equity	$238,338	$865,372	$80,753	$(280,523)	$903,940

Successor Company

Consolidating Statement of Operations

For the period from January 26, 2007 to December 31, 2007

	TCIMS Corp.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
Revenue:
Revenue from sale of materials	$—	$1,235,487	$1,291	$—	$1,236,778
Service revenue	—	321,467	27,383	(10,741)	338,109

Total revenue	—	1,556,954	28,674	(10,741)	1,574,887
Cost and expenses
Cost of scrap shipments	—	1,186,723	1,288	—	1,188,011
Site operating costs	—	231,665	17,322	—	248,987
Selling general and administrative expenses	40	52,795	4,037	(10,741)	46,131
Depreciation	—	55,468	3,709	—	59,177
Amortization	—	10,399	808	—	11,207

Total cost and expenses	40	1,537,050	27,164	(10,741)	1,553,513
(Loss) income from operations	(40)	19,904	1,510	—	21,374
Interest (expense) income, net	(1,942)	(36,774)	505	—	(38,211)
(Loss) income from investments in subsidiaries	(8,083)	1,292	—	6,791	—

(Loss) income before taxes	(10,065)	(15,578)	2,015	6,791	(16,837)
Income tax benefit (expense)	156	7,495	(723)	—	6,928

Net (loss) income	$(9,909)	$(8,083)	$1,292	$6,791	$(9,909)

Successor Company

Condensed Consolidated Statement of Cash Flows

For the period from January 26, 2007 to December 31, 2007

	TCIMS Corp.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$72,401	$8,274	$80,675

Cash Flows from Investing Activities
Capital expenditures	—	(40,785)	(11,091)	(51,876)
Proceeds from the sale of equipment	—	380	15	395
Acquisition, net of cash acquired	(597,495)	—	—	(597,495)
Contingent payment for acquired business	—	—	(134)	(134)
Cash flows related to IU international, net	(1,004)	—	—	(1,004)

Net cash used in investing activities	(598,499)	(40,405)	(11,210)	(650,114)

Cash Flows from financing activities
Revolving credit facility borrowings, net	10,000	—	—	10,000
Borrowing related to acquisitions	390,000	—	—	390,000
Repayment of predecessor debt and obligations	—	(8,125)	—	(8,125)
Debt issuance and termination fees	(16,073)	—	—	(16,073)
Repayment of debt	(1,238)	(2,359)	—	(3,597)
Capital contributions	199,210	—	—	199,210
Net investments and advances (distributions)	16,600	(21,011)	4,411	—

Net cash provided by (used in) financing activities	598,499	(31,495)	4,411	571,415

Net increase in cash	—	501	1,475	1,976
Cash at beginning of period	—	—	—	—

Cash at end of period	$—	$501	$1,475	$1,976

Note 15—Derivative Financial Instruments

The Company’s term loan facility requires that it enter into an interest rate protection agreement with the resulting effect that at least 50% of its outstanding debt is effectively subject to a fixed or maximum interest rate. Because the Company’s senior subordinated notes carry a fixed rate, the Company was not required to enter into any additional agreements to comply with that requirement. However, as part of its overall risk management strategy, the Company attempts to reduce the volatility in cash interest payments associated with variable rate term debt. In February 2007, the Company entered into interest rate swap agreements swapping its variable rate interest payment for fixed payments to reduce the volatility of future cash requirements associated with its variable rate debt. The swap agreements are derivative financial instruments, which the Company designated as cash flow hedging instruments. The terms of the swap agreements mirror the terms of the associated debt. Accordingly, the hedge was effective in mitigating the underlying risk and no gain or loss was recorded related to hedge ineffectiveness. The Company expects the hedge to remain effective in mitigating the underlying risk so long as the amount of variable rate debt exceeds the total notional amount of the swaps.

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

For the period from January 26, 2007 to December 31, 2007, the Company recorded a $1.6 million loss on the fair value of hedging instruments (net of tax of $1.1 million) via a credit to other comprehensive income to state the liability associated with interest rate swap agreements at a fair value of $2.7 million. For the year ended December 31, 2008 the Company will either make payments or receive proceeds at the end of each calendar quarter based on the underlying interest rate at the beginning of the quarter relative to the fixed rates of the swap agreements. Based on current rates, the Company expects that $1.7 million will be reversed from other accumulated comprehensive income (loss) and recorded as interest expense for the year ended December 31, 2008.

For the period from January 26, 2007 to December 31, 2007, the Company received proceeds of $0.3 million from its swap agreements. The proceeds from the swap agreements were recorded as a reduction of interest expense.

The Predecessor Company had also entered into interest rate swap agreements to comply with its credit agreements and to execute an overall strategy to reduce the risk associated with variable interest rate debt. The Predecessor Company swapped its variable rate interest payment for fixed payments to reduce the volatility of future cash requirements associated with a portion of its term debt. The swap agreements were derivative financial instruments which the Predecessor Company designated as cash flow hedging instruments. The terms of the swap agreements mirrored the terms of the associated term debt. Accordingly, the hedge was effective in mitigating the underlying risk and no gain or loss was recorded related to hedge ineffectiveness.

The agreements became effective on December 31, 2005, and their terms mirrored the terms of the associated term debt. The swap agreements were terminated on November 16, 2006 after the Predecessor Company announced the Stock Purchase Agreement with the Acquiror. The requirement to provide interest rate protection under the credit agreements was waived prior to the termination of the swap agreements.

In November 2006, the Predecessor Company terminated the then outstanding swap agreements and received cash proceeds of $1.1 million and recorded a credit to other comprehensive income related to the proceeds. The Company reduced its accumulated other comprehensive income and recorded a reduction of interest expense of $0.4 million in the fourth quarter of 2006 and $0.1 million during the period from January 1, 2006 to January 25, 2006. Immediately prior to the Acquisition, the Company recognized a gain of $0.6 million reducing the amount that remained in accumulated other comprehensive income related to termination of the Predecessor Company swap agreements.

In 2006, the Predecessor Company recognized a reduction of interest expense of $0.7 million related to the swap agreements. $0.3 million of that amount was received in net cash proceeds at quarterly interest reset dates and $0.2 million was recorded as a reduction of interest expense prior to the termination of the agreements. An additional $0.2 million was amortized out of accumulated other comprehensive income (loss) as a reduction of interest expense during the period from the termination of the agreements to December 31, 2006.

During 2006, the Company recorded a $1.1 gain net of tax of $0.7 million through other accumulated comprehensive income (loss) which included the differences between the proceeds received upon termination of the agreement and the December 31, 2005 fair value of $2.2 million less $0.4 million of those proceeds that were amortized as a reduction of interest expense.

As of December 31, 2006, the Predecessor Company had not reclassified any amounts into earnings as a result of the discontinuance of the hedge agreements as it did not consider probable that the original forecasted transaction would not occur by the end of the originally specified time period. However, during the period from January 1, 2007 to January 25, 2007, immediately prior to the closing of the Acquisition, which resulted in the extinguishment of the then outstanding variable rate term debt, the Predecessor Company recognized a gain in other income of $0.6 million which had previously been included in accumulated other comprehensive income.

Note 16—Stockholders’ Equity

On January 25, 2007 in connection with the Acquisition, a subsidiary of the Acquiror acquired all of the Company’s 913,260 issued and outstanding shares in exchange for $198.6 million in cash which was used to effect the Acquisition and provide additional working capital, and common and preferred shares of the Acquiror with a fair value of $18.6 million issued to the previous owners. The Acquiror also contributed an additional $1.0 million of its common and preferred stock to settle liabilities arising from the cancellation of the Predecessor Company’s stock option plan. On February 28, 2007 the Acquiror contributed an additional $0.6 million of cash that resulted from additional shares of its common and preferred stock sold to certain employees of the Company.

Common Stock—At December 31, 2007, January 25, 2007 and December 31, 2006, the Company had 913,260 shares of common stock outstanding.

In March 2005, the Predecessor Company sold 10,360 shares of common stock to certain management employees at $100 per share, the estimated fair value. In October of 2005, the Predecessor Company declared and paid a distribution to stockholders of $50 per share.

The Successor Company’s senior secured ABL and senior secured term loans contain covenants that restrict the Company from paying any cash dividend.

Note 17—Stock-Based Compensation

Effective February 28, 2007, the Acquiror established the Metal Services Acquisition Corp. restricted stock plan and granted 2,157 shares of restricted stock of Metal Services Acquisition Corp. to employees of the Company. On the grant date, 539 shares, 25% of the total grant, vested immediately and approximately 323 shares, 15%, will vest on the anniversary date of the original grant for the next five years. No unvested shares were forfeited during the period from the grant date through December 31, 2007 and 1,618 unvested shares were outstanding at December 31, 2007.

The Company estimated the restricted shares had a fair value of $100 per share on the grant date based on the amount paid for the common shares of Metal Services Acquisition Corp. stock during the Acquisition. The Company recognized $0.1 million of compensation expense during the period from the grant date to December 31, 2007, related to the plan. The Company expects to recognize a total of $0.1 million of compensation expense ratably between December 31, 2007 and February 28, 2012.

At December 31, 2006, there were 99,850 options outstanding under the Tube City IMS Stock Option Plan (“Stock Option Plan”) of the Predecessor Company. Of the outstanding options, 77,400 were not exercisable and 22,450 were exercisable. During the period from January 1, 2007 to January 25, 2007, no options were forfeited and none of the options were scheduled to vest, however, in connection with and as a condition of the Acquisition, the Predecessor Company’s Board of Directors, immediately prior to the Acquisition, caused all then outstanding options to vest and then cancelled the awards in exchange for $171 per option of consideration in the Acquisition which was paid to option holders in a combination of cash and shares of Metal Services Acquisition Corp. in connection with the Acquisition.

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

For the year ended December 31, 2006, having previously adopted SFAS 123(R), the Predecessor Company recorded compensation cost from its share-based compensation arrangement of $0.6 million. As a result of its

October 1, 2005 adoption of SFAS 123(R), the Predecessor Company recorded $0.2 million of compensation expense in the fourth quarter of 2005. The following table displays the impact the adoption of SFAS 123(R) had on the Predecessor Company’s loss before taxes, net loss, and basic and diluted earnings per share for the year ended December 31, 2005 (in thousands, except per share data).

	2005 Prior to the Adoption of SFAS 123R	Impact of Adoption of SFAS 123R	2005 As Reported
Loss before taxes	$(6,859)	$(157)	$(7,016)
Net loss	$(4,588)	$(96)	$(4,684)
Basic and diluted earnings per share	$(5.04)	$(0.10)	$(5.14)

However, if the Predecessor Company had adopted SFAS 123(R) on January 1, 2005, it would have recorded additional compensation expense related to the fair value of the options for the period from the initial grant of options to the date of adoption of SFAS 123(R), October 1, 2005. The following table illustrates the pro forma effect on operating results and per share information for 2006, had the Predecessor Company accounted for share-based compensation in accordance with SFAS 123(R) beginning on January 1, 2005 (in thousands, except per share data).

2005
Net loss as reported	$(4,684)
Stock-based employee compensation expense determined under fair value method, net of related tax effects	(253)

Pro forma net loss	$(4,937)

Loss per share
Basic and diluted, as reported	$(5.14)
Basic and diluted, pro forma	$(5.42)

Under SFAS 123(R), the fair value of each option granted under the Predecessor Company’s stock option plans was estimated as of the date of grant using the Black-Scholes option pricing model. All outstanding options were granted in 2005 with the following weighted-average assumptions: risk-free interest rate of 3.899%; volatility (based on the volatility of similar public companies) of 42.5%; dividend yield of 0.0%, and a weighted expected option life of seven years. The weighted-average fair value of options issued in 2005 and all options outstanding at December 31, 2006, determined using the Black-Scholes option pricing model, was $50.30 and the exercise price was $50 per share. The performance- based options were scheduled to vest in four even annual installments and compensation cost was being recognized evenly over the vesting period.

Note 18—Earnings per Share

The calculation of basic earnings per share for each period is based on the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. The Predecessor Company’s stock option plan discussed in Note 17 was deemed not to have a dilutive effect as the Company incurred net losses for each period presented.

Note 19—Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these instruments. The Company’s obligations under its senior secured ABL facility and its senior secured term loan credit facility and the Predecessor Company’s revolving loan, first lien term loan, second lien term loan, and capital expenditure loans all have variable interest rates and in management’s opinion, the carrying value approximates fair value at the balance sheet dates. The fair value of the Company’s senior subordinated notes is based on quoted market prices and the fair value of the Company’s capital equipment leases has been estimated based on future expected cash flows relative to current interest rates.

The fair value compared to the carrying value is summarized as follows (in thousands):

	Successor Company	Predecessor Company
	December 31, 2007	January 25, 2007	December 31, 2006
Carrying value of financial instruments in:
Long-term debt (includes current portion)
Senior secured term loan	$163,763	$—	$—
Senior subordinated notes	225,000	—	—
First lien term debt	—	323,912	323,912
Second lien term debt	—	50,000	50,000
Capital equipment leases and other	1,323	3,683	4,188

Total long-term debt	$390,086	$377,595	$378,100

Other noncurrent liabilities
Interest rate swaps	$2,690	$—	$—

Fair value:
Long-term debt (includes current portion)
Senior secured term loan	$163,763	$—	$—
Senior subordinated notes	207,000	—	—
First lien term debt	—	323,912	323,912
Second lien term debt	—	50,000	50,000
Capital equipment leases and other	1,245	3,398	3,594

Total long-term debt	$372,008	$377,310	$377,506

Other noncurrent liabilities
Interest rate swaps	$2,690	$—	$—

Note 20—Operating Segments

The Company has two reportable operating segments, the IMS Division and the Tube City Division, in addition to its administrative segment. The IMS Division provides metal recovery, slag processing and other specialized services to steel mills on the mills’ sites. The Tube City Division provides scrap management, scrap steel outsource purchasing and raw materials optimization services to integrated steel mills, minimills and foundries.

Information by reportable segment is as follows (in thousands):

	Successor Company	Predecessor Company
	January 26, 2007 to December 31, 2007	January 1, 2007 to January 25, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Revenue
IMS Division	$299,557	$17,670	$293,712	$256,540
Tube City Division	1,275,330	77,491	1,081,887	866,910

	$1,574,887	$95,161	$1,375,599	$1,123,450

Earnings before interest, taxes, depreciation and amortization
IMS Division	$68,974	$741	$68,683	$62,036
Tube City Division	47,149	1,778	39,337	33,731
Administrative(1)	(24,365)	(19,913)	(19,776)	(22,171)

	$91,758	$(17,394)	$88,244	$73,596

Depreciation and amortization
IMS Division	$55,029	$3,192	$46,947	$46,874
Tube City Division	5,661	352	6,786	7,324
Administrative	9,694	250	1,523	2,464

	$70,384	$3,794	$55,256	$56,662

	Successor Company	Predecessor Company
	December 31, 2007	January 25, 2007	December 31, 2006
Identifiable Assets
IMS Division	$506,826	$352,516	$351,162
Tube City Division	363,326	253,104	237,724
Administrative(2)	33,788	29,513	35,451

	$903,940	$635,133	$624,337

Goodwill
IMS Division	$188,877	$104,980	$104,980
Tube City Division	102,764	75,231	75,231

	$291,641	$180,211	$180,211

	Successor Company	Predecessor Company
	January 26, 2007 to December 31, 2007	January 1, 2007 to January 25, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Capital Expenditures
`IMS Division	$44,694	$2,336	$44,646	$37,977
Tube City Division	6,336	353	9,095	8,200
Administrative	846	49	3,167	929

	$51,876	$2,738	$56,908	$47,106

Revenue by geographic region is as follows:

	Successor Company	Predecessor Company
	January 26, 2007 to December 31, 2007	January 1, 2007 to January 25, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Revenue
Domestic	$1,538,960	$93,684	$1,354,095	$1,110,888
Foreign	35,927	1,477	21,504	12,562

	$1,574,887	$95,161	$1,375,599	$1,123,450

Percentage of total revenue contributed by each class of service:

	Successor Company	Predecessor Company
	January 26, 2007 to December 31, 2007	January 1, 2007 to January 25, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
IMS Division	19.0%	18.6%	21.4%	22.8%
Tube City Division	81.0	81.4	78.6	77.2

	100.0%	100.0%	100.0%	100.0%

The Company recorded $5.8 million, $0.3 million and $6.2 million of intersegment revenue from the IMS Division to the Tube City Division for the period from January 26, 2007 to December 31, 2007, the period from January 1, 2007 to January 25, 2007 and during the year ended December 31, 2006, respectively. These sales were recorded at a transfer price that approximated the mid-point between cost and market. Those sales have been eliminated in the revenues reported by segment.

For the period from January 26, 2007 to December 31, 2007 and the year ended December 31, 2006, the Tube City Division generated revenue from raw materials procurement activities of $1,144.4 million and $940.7 million, material handling, scrap management and preparation services of $124.9 million and $135.6 million and raw materials optimization services of $6.0 million and $5.6 million, respectively. The IMS Division generated revenue from co-product processing, metal recovery and sales of $221.1 million and $224.6 million, material or product handling of $48.5 million and $41.0 million, surface conditioning of $21.8 million and $15.6 million and other services of $8.2 million and $12.5 million, respectively.

Revenue from each of two customers exceeded 10% of total revenue for at least one of the period presented. Revenue from those customers is as follows (in thousands):

	Customer 1	Customer 2	Aggregate Percentage of Total Revenue
Period from January 26 to December 31, 2007	$424,470	$157,858	37.0%
Period from January 1 to January 25, 2007	31,463	12,772	46.5%
Year ended December 31, 2006	483,040	195,894	49.4%
Year ended December 31, 2005	412,534	161,985	51.1%

Reconciliation of earnings before interest, taxes, depreciation and amortization to income before taxes is as follows (in thousands):

	Successor Company	Predecessor Company
	January 26, 2007 to December 31, 2007	January 1, 2007 to January 25, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Earnings before interest, taxes, depreciation and amortization	$91,758	$(17,394)	$88,244	$73,596
Less:
Interest	(38,211)	(2,483)	(33,941)	(23,950)
Depreciation	(59,177)	(3,287)	(48,045)	(49,623)
Amortization	(11,207)	(507)	(7,211)	(7,039)

Loss before income taxes	$(16,837)	$(23,671)	$(953)	$(7,016)

Long-lived assets located outside the United States amounted to approximately 10.4%, 2.6% and 3.0% of total long-lived assets at December 31, 2007, January 25, 2007 and December 31, 2006.

(1)	Administrative costs include the following items that the Company does not allocate to other reportable segments because they are not considered by the Company to be directly related to the ongoing business activities of its other reportable segments. Administrative costs consist of the following (in thousands):

	Successor Company	Predecessor Company
	January 26, 2007 to December 31, 2007	January 1, 2007 to January 25, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Debt extinguishment costs	$—	$—	$—	$(2,812)
Expense associated with withdrawn public offerings	—	—	(2,734)	(5,028)
Compensation provided as a result of business combinations	—	(18,631)	—	—
Other income	—	613	—	—
IU related charges	—	(1,186)	—	—
Support costs	(24,366)	(709)	(17,042)	(14,331)

Total administrative costs (1)	$(24,366)	$(19,913)	$(19,776)	$(22,171)

(2)	Administrative assets consist principally of the following: in 2007 and 2006—cash, prepaid expenses, deferred financing costs, cash surrender value of officer life insurance and the Glassport, PA administrative office building, furniture and fixtures.

Note 21—Significant Customers and Concentration of Credit Risk

The Company grants credit to its customers, which are principally engaged in the manufacture and processing of ferrous and nonferrous metal products. Two customers of the Company individually accounted for $424.5 million (27.0%) and $157.9 million (10.0%) for the period from January 26, 2007 to December 31, 2007; $31.5 million (33.1%) and $12.8 million (13.4%) for the period from January 1, 2007 to January 25, 2007; $483.0 million (35.1%) and $195.9 million (14.3%) for the year ended December 31, 2006 and $412.5 million (36.7%) and $162.0 million (14.4%) of consolidated gross revenues for the year ended December 31, 2005. At December 31, 2007, the same two customers accounted for $39.5 million and $25.6 million of the Company’s receivables. The Company conducts business primarily in the United States. It has some Canadian customers and services two mills in France, one in Belgium, one in Slovakia and one in Serbia.

The Company reviews customers’ credit lines periodically and will, from time to time, require collateral in the form of deposits, accounts receivable puts, or credit insurance arrangements based on its assessment of individual customer’s credit worthiness.

Note 22—Retirement Plans

The Company has several non-contributory defined benefit pension plans covering certain salaried and hourly employees. The plans provide pension benefits that are based on varying levels of service and compensation. Assets of the plans are principally common stocks, fixed income securities and cash equivalents. The Company’s contributions are based on funding standards established by the Employee Retirement Income Security Act (ERISA) of 1974.

In September 2006, the FASB issued SFAS 158. The Company adopted the recognition provisions of SFAS 158 as of December 31, 2006, which require that the funded status of defined benefit pension and other benefit plans be fully recognized on the balance sheet. SFAS 158 also requires additional disclosure about the annual effects on net periodic benefit cost arising from the recognition of the deferred actuarial gains or losses and prior service costs or credits. Additional minimum pension liabilities (AMLs) and the related intangible assets, if any, are no longer required.

As of December 31, 2005, the actuarial measurement of one of the Company’s Canadian defined benefit pension plan’s liability indicated that it was underfunded on an accumulated benefit obligation (ABO) basis and an AML was needed. This caused a non-cash charge to accumulated other comprehensive income (loss) (net of tax) of $0.5 million in 2005. As of December 31, 2006 and prior to the adoption of SFAS 158, that same plan was again underfunded on an ABO basis, but the net underfunding had decreased from the prior year. As a result, the Company recorded a non-cash benefit to accumulated other comprehensive income (loss) net of tax of $0.3 million.

The following table summarizes the effects of adopting SFAS 158 for the Company’s defined benefit pension plans on individual benefit items within the consolidated balance sheet line items as of December 31, 2006:

United States Plans:

	Prior to SFAS 158 Adjustment	SFAS 158 Adjustment	After SFAS 158 Adjustment
Accrued pension cost	$4,821	$(227)	$4,594

Deferred income tax liability	$(20)	$84	$63
Accumulated other comprehensive income (loss)	(31)	143	112
Pre-tax accumulated other comprehensive income (loss)	(51)	227	175

Canadian Plans:

	Prior to SFAS 158 Adjustment	AML Adjustments	SFAS 158 Adjustment	After SFAS 158 Adjustment
Accrued pension cost	$527	$—	$103	$630
Intangible pension asset	151	(151)	—	—

Deferred income tax liability	$(61)	$(53)	$(34)	$(148)
Accumulated other comprehensive income (loss)	(113)	(98)	(69)	(280)
Pre-tax accumulated other comprehensive income	(174)	(151)	(103)	(428)

Information on the Company’s defined benefit plans are as follows (in thousands):

United States Plans:

	Successor Company	Predecessor Company
	December 31, 2007	January 25, 2007	December 31, 2006
Change in benefit obligations:
Benefit obligations at beginning of period	$20,079	$20,310	$21,134
Service cost	31	9	265
Interest cost	892	290	1,133
Net actuarial (gains) losses	411	(253)	(446)
Benefits paid	(908)	(323)	(1,776)
Change in plan provision	—	46	—

Benefit obligations at end of period	$20,505	$20,079	$20,310

Change in plan assets:
Fair value of plan assets at beginning of year	$15,927	$15,714	$15,765
Actual return on assets	1,230	537	1,750
Employer contributions	77	19	89
Benefits paid	(908)	(323)	(1,776)
Plan expenses	(87)	(20)	(114)
Other

Fair value of plan assets at end of year	$16,239	$15,927	$15,714

Net accrued pension cost	$(4,266)	$(4,152)	$(4,596)

Canadian Plans:

	Successor Company	Predecessor Company
	December 31, 2007	January 25, 2007	December 31, 2006
Change in benefit obligations:
Benefit obligations at beginning of period	$2,901	$2,920	$2,598
Service cost	111	10	108
Interest cost	152	13	144
Net actuarial (gains) losses	(203)	(2)	14
Benefits paid	(114)	(3)	(37)
Plan changes	—	—	109
Translation adjustment	592	(37)	(16)

Benefit obligations at end of period	$3,439	$2,901	$2,920

Change in plan assets:
Fair value of plan assets at beginning of year	$2,286	$2,290	$1,844
Actual return on assets	(4)	29	255
Employer contributions	315	—	245
Benefits paid	(114)	(3)	(37)
Translation adjustment	453	(30)	(17)

Fair value of plan assets at end of year	$2,936	$2,286	$2,290

Net accrued pension cost	$(503)	$(615)	$(630)

The accumulated other comprehensive income balances at the dates indicated include the following amounts (in thousands) related to the Company’s defined benefit pension plans:

United States Plans:

	Successor Company	Predecessor Company
	December 31, 2007	January 25, 2007	December 31, 2006
Net actuarial (loss) gain	$(243)	$622	$175
Prior service cost	—	(44)	—

	$(243)	$578	$175

Canadian Plans:

	Successor Company	Predecessor Company
	December 31, 2007	January 25, 2007	December 31, 2006
Net actuarial gain (loss)	$52	$(258)	$(277)
Prior service cost	—	(150)	(151)

	$52	$(408)	$(428)

For the period from January 1, 2007 to January 25, 2007 the Company charged $0.4 million of net actuarial gains to other comprehensive income before any tax effect.

Accumulated benefit obligations for all plans at December 31, 2007, January 25, 2007 and December 31, 2006 were $23.7 million, $22.8 million and $23.0 million, respectively. Except for one Canadian plan, the formulas used to determine the benefits under the Company’s defined benefit plans are not predicated on future salaries of the participants. Accordingly, for those plans, the projected benefit obligations are equal to the accumulated benefit obligations. For the one Canadian plan where the benefit formula depends on the future salaries of plan participants, the effect of projected future salary increases was $ 0.2 million, $0.2 million and $0.2 million as of December 31, 2007, January 25, 2007 and December 31, 2006, respectively.

Amounts recognized in the balance sheet at the following dates consist of (in thousands):

United States Plans:

	Successor Company	Predecessor Company
	December 31, 2007	January 25, 2007	December 31, 2006
Other non-current liabilities	$(4,303)	$(4,177)	$(4,596)
Other non-current assets	37	25	—

Net amount recognized	$(4,266)	$(4,152)	$(4,596)

Canadian Plans:

	Successor Company	Predecessor Company
	December 31, 2007	January 25, 2007	December 31, 2006
Other non-current liabilities	$(503)	$(615)	$(630)

The Company sponsors one defined benefit pension plan in which the plan’s assets exceeded the benefit obligation at December 31, 2007 and January 25, 2007 resulting in the other non-current asset in the table above. The benefit obligations of all other defined benefit plans exceeded each plan’s assets at December 31, 2007, January 25, 2007 and December 31, 2006.

Net periodic pension cost (income) for defined benefit plans includes the following (in thousands):

United States Plans:

	Successor Company	Predecessor Company
	January 26, 2007 to December 31, 2007	January 1, 2007 to January 25, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Service cost	$31	$9	$265	$325
Interest cost	892	290	1,133	1,165
Expected return on plan assets	(975)	(323)	(1,267)	(1,297)
Net amortization and deferral	—	—	—	—

Net periodic pension cost (income)	$(52)	$(24)	$131	$193

Canadian Plans:

	Successor Company	Predecessor Company
	January 26, 2007 to December 31, 2007	January 1, 2007 to January 25, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Service cost	$111	$10	$108	$82
Interest cost	152	13	144	120
Expected return on plan assets	(147)	(12)	(125)	(104)
Net amortization and deferral	—	1	11	3

Net periodic pension cost	$116	$12	$138	$101

Composition of plan assets of both U.S. based and Canadian plans were comparable to the combined amounts and at year-end were:

	Successor Company	Predecessor Company
	December 31, 2007	January 25, 2007	December 31, 2006
Equity securities	61%	64%	64%
Debt securities	30	35	35
Other	6	—	—
Cash	3	1	1

	100%	100%	100%

The plan’s investment policy and strategy is to provide for growth of capital with a moderate level of risk by investing assets according to pre-determined asset allocations. The plan’s management committee has issued asset diversification guidelines to the third-party managers of plan assets. Such guidelines include a range of acceptable allocations as follows:

Asset Class	Low	Target	High
Equity securities	45%	60%	75%
Debt securities	25%	35%	50%
Short-term investments	0%	5%	10%

Eligible investments can include certain derivative instruments, including, but not limited to, futures contracts, options, forwards, interest rate swaps, floors and caps. Such investments, however, may be used only for risk management purposes and may not be used for speculative purposes.

The Company uses an October 31 measurement for the defined benefit plans. The key assumptions used in accounting for the Company’s defined benefit plans were:

	Successor Company	Predecessor Company
	January 26, 2007 to December 31, 2007	January 1, 2007 to January 25, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Discount rate to determine actuarial value of projected benefit for:
United States Plans	6.00%	6.00%	5.75%	5.75%
Canadian Plans	5.50%	5.20%	5.00%	5.00%
Expected annual long-term rate of return on plan assets:
United States Plans	8.50%	8.50%	8.50%	8.50%
Canadian Plans	6.25%	6.25%	6.25%	6.25%

The expected long-term rate of return for the plan’s assets is based upon the expected return for each of the asset categories noted above. Expected long-term returns for equity securities are approximately 10% – 11%, returns on fixed income and short-term investments are expected to average 4% – 6% over the long-term.

Estimated contributions to be made in 2008 are $2.5 million, which consist primarily of minimum contributions required by ERISA regulations and Canadian government agencies. Estimated benefit payments over the next five years are: 2008—$1.4 million, 2009—$1.6 million, 2010—$1.1 million, 2011—$1.3 million, 2012—$1.0 million. Aggregate benefit payments for the five years from 2013 through 2017 are estimated at $8.7 million.

The Company also sponsors several defined contribution retirement plans for which contributions and costs are based on percentages of defined earnings of participating employees. Costs for these plans amounted to approximately $1.7 million for the period from January 26, 2007 to December 31, 2007, $0.1 million for the period from January 1, 2007 to January 25, 2007, $2.4 million in 2006, and $2.0 million in 2005.

In addition, for the benefit of certain unionized employees, the Company participates in defined benefit multiemployer pension plans, for which reliable information concerning the Company’s share of related estimated plan benefits and assets are not available. Costs for multiemployer pension plans amounted to $4.9 million for the period from January 26, 2007 to December 31, 2007, $0.4 million for the period from January 1, 2007 to January 25, 2007, $4.8 million in 2006, and $4.4 million in 2005.

The Company also participates in several defined contribution multiemployer plans that provide health care and other welfare benefits to certain unionized employees during their working lives and after retirement. Annual costs for these plans amounted to approximately $7.4 million for the period from January 26, 2007 to December 31, 2007, $0.4 million for the period from January 1, 2007 to January 25, 2007, $7.1 million in 2006, and $6.0 million in 2005.

At December 31, 2007, approximately 55 % of the Company’s total workforce was represented by various unions. Labor agreements with these unions expire periodically from 2008 through 2012. Approximately 25% of represented employees are covered by collective bargaining agreements that expire in 2008.

The Company has several defined benefit post-employment plans that provide varying amounts of medical and death benefits, primarily to retired employees. The plans are not funded; the Company pays post-employment benefits as required for individual participants.

The following table summarizes the effects of adopting SFAS 158 for the Company’s post-retirement benefits other than pensions on individual benefit items within the consolidated balance sheet line items as of December 31, 2006 (in thousands):

	Prior to SFAS 158 Adjustment	SFAS 158 Adjustment	After SFAS 158 Adjustment
Accrued postretirement benefit cost	$6,622	$(617)	$6,005

Deferred income tax liability	$—	$241	$241
Accumulated other comprehensive income (loss)	—	376	376
Pre-tax accumulated other comprehensive income (loss)	—	617	617

The following is a detail of the net post-employment benefits other than pension expense for the Company (in thousands):

	Successor Company	Predecessor Company
	January 26, 2007 to December 31, 2007	January 1, 2007 to January 25, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Service cost	$70	$22	$88	$92
Interest cost	256	85	335	355
Amortization of unrecognized actuarial (gain)/loss	—	(1)	—	—

Net periodic cost	$326	$106	$423	$447

The following sets forth the changes in the benefit obligations during the periods and reconciles the funded status of the post-employment health care plans with the amounts recognized in the balance sheets (in thousands). The post-employment plans are unfunded:

	Successor Company	Predecessor Company
	December 31, 2007	January 25, 2007	December 31, 2006
Change in benefit obligation:
Benefit obligation at beginning of year	$5,885	$6,005	$6,383
Service cost	70	22	88
Interest cost	256	85	335
Net actuarial gains	47	(169)	(410)
Benefits paid	(435)	(61)	(403)
Plan participant contributions	9	3	12

Benefit obligations at end of period	5,832	5,885	6,005
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—
Employer contributions	426	58	391
Participant contributions	9	3	12
Benefits paid	(435)	(61)	(403)

Fair value of plan assets at end of year			—
Net accrued benefit cost	$(5,832)	$(5,885)	$(6,005)

Post-employment benefit obligations are included in the following balance sheet accounts (in thousands):

	Successor Company	Predecessor Company
	December 31, 2007	January 25, 2007	December 31, 2006
Salaries, wages and related benefits	$557	$442	$512
Other noncurrent liabilities	5,275	5,443	5,493

Total post-employment liabilities	$5,832	$5,885	$6,005

Included in the accrued post-employment benefit obligation at December 31, 2007, January 25, 2007 and December 31, 2006, were $3.1 million, $3.2 million and $2.8 million, respectively of post-employment obligations of IU International, an affiliate of the Predecessor Company from whom the Company had assumed certain liabilities.

Assumed health care cost trend rates can have a significant direct effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects at December 31, 2007 (in thousands):

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost	$20	$(15)
Effect on post-employment benefit obligation	$314	$(279)

Assumptions used in accounting for the post-employment health care benefit plans were as follows for the periods ended:

	Successor Company	Predecessor Company
	December 31, 2007	January 25, 2007	December 31, 2006
Weighted average discount rate	6.00%	6.00%	5.75%
Health care cost trend rate assumed for next year	9.00%	10.00%	10.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2012	2012

The expected cost of retirement benefits other than pensions is charged to expense during the years that the employees render service.

The Company’s post-employment benefit plans provide either limited benefits past age 65 or are covered by individual contracts for payment of health benefit premiums. Accordingly, the Company expects to receive no benefit from Medicare Part D under the Medicare Prescription Drug, Improvement and Modernization Act of 2004.

Certain executives of the Company’s Tube City division are covered by a Supplemental Executive Retirement Plan (“TC SERP”) and a Deferred Compensation Plan (“TC DCP”). The TC SERP provides for pension benefits for a ten-year period after retirement at a fixed amount per year. The assets in the TC SERP are comprised principally of cash surrender value of a universal life insurance policy held in a Rabbi Trust. The liability is recorded at the estimated present value of the benefits under this arrangement. The TC DCP allows for these same key executives to defer a portion of their salaries and self-direct their investments. The assets in this plan are also held in a life insurance policy. Expense under the TC SERP and TC DCP for the period from January 26, 2007 to December 31, 2007, the period from January 1, 2007 to January 26, 2007 and the years ended December 31, 2006 and 2005 was not material.

The following table sets forth the obligations and cash surrender value related to the TC SERP and TC DCP (in thousands):

	Successor Company	Predecessor Company
	December 31, 2007	January 25, 2007	December 31, 2006
Executive Plan Obligations
Supplemental Executive Retirement Plan	$743	$707	$704
Deferred Compensation Plan	726	637	637

Total obligations included in other noncurrent liabilities	$1,469	$1,344	$1,341

Executive Plan Insurance Policies
Supplemental Executive Retirement Plan	$294	$294	$294
Deferred Compensation Plan	672	587	587

Total assets included in other noncurrent assets	$966	$881	$881

Certain executives of the IMS Division are covered by a Supplemental Executive Retirement Plan (“IMS SERP”). The IMS SERP is an unfunded plan that is designed to supplement retirement benefits to those executives that are otherwise limited by Section 401(a)(17) of the IRS Code. Interest is credited quarterly to the executive’s individual account balance based on a formula stipulated by the plan. The liability at December 31,

2007, January 25, 2007 and December 31, 2006, was $0.8 million, $0.7 million and $0.6 million, respectively. Expense for this plan and benefits paid for 2007 and 2006 were not material.

Note 23—Supplemental Cash Flow Information

Supplemental cash flow information consists of the following (in thousands):

	Successor Company	Predecessor Company
	January 26, 2007 to December 31, 2007	January 1, 2007 to January 25, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Cash paid (refunded) during the period for:
Interest	$26,750	$722	$33,585	$23,237
Income taxes	926	—	(1,291)	3,149
Non-cash investing and financing activities:
Financed insurance premiums:
Change in prepaid and other current assets	—	—	1,274	—
Change in current liabilities	—	—	1,274	—
Non-cash acquisition costs:
Non-cash acquisition	(19,620)	—	—	—
Capital contributions	18,656	—	—	—
Change in current liabilities	964	—	—	—

Amortization in the consolidated statement of cash flows includes amortization of non-cash interest costs, deferred charges and certain intangibles.

Note 24—Commitments and Contingencies

The Company leases certain equipment, primarily machinery and equipment, under non-cancelable operating leases, which expire at various dates through the year 2012. Leases generally include end of term options that allow for return of the equipment, lease renewal for additional periods or purchase of the equipment at its then fair value. Rent expense was $2.9 million for the period from January 26, 2007 to December 31, 2007, $0.2 million for the period from January 1, 2007 to January 25, 2007, $5.8 million in 2006, and $8.9 million in 2005. At December 31, 2007, the Company had commitments for capital additions totaling $13.3 million.

Future minimum lease payments due under non-cancelable operating leases subsequent to December 31, 2007 are as follows (in thousands):

2008	$2,243
2009	1,754
2010	1,418
2011	571
2012	118
Thereafter	—

$6,104

Two non-operating subsidiaries of the Predecessor Company, along with a landfill and waste management business, were spun-off to stockholders in October 2002. The two former subsidiaries were subject to asbestos-related personal injury claims. Management believes that the Company has no obligation for asbestos-related claims regarding the spun-off subsidiaries. In addition, the Company has been named as a defendant in certain asbestos-related claims relating to lines of business that were discontinued over 20 years ago. Management believes that the Company is sufficiently protected by insurance with respect to these asbestos-related claims related to these former lines of business, and management does not believe that the ultimate outcome will have a material adverse effect on the Company’s financial position, results of operations and cash flows.

The Company is party to an arbitration proceeding arising from a commercial transaction in which the Company’s customer claims that raw material supplied by the Company did not meet certain required specifications. The arbitration claim is seeking damages of $2.8 million. The Company believes that the claims brought are without merit and that the likelihood that the proceedings will result in any loss is remote. The Company has therefore not accrued any amount related to the claim.

The Company is a party to lawsuits, litigation and proceedings arising in the normal course of business, including, but not limited to regulatory, commercial and personal injury matters. While the precise amount of loss, if any, is not presently determinable, the Company does not believe that the final outcome of these matters will have a material adverse effect on the Company’s financial position or results of operations.

The Company has agreements with certain officers and other employees of the Company. The agreements provide for termination benefits in the event of termination without cause, or in some instances, in the event of a change in control of the Company. These termination benefits will be accounted for when it becomes probable that the event giving rise to the termination benefit will transpire. The aggregate commitment for such potential future benefits at December 31, 2007 was approximately $9.4 million.

Note 25—Gain on disposition of property, plant and equipment

The Company records the net gain or loss on disposition of property, plant and equipment as a component of site operating costs. For the period from January 26, 2007 to December 31, 2007 the Company recorded a net loss of $ 0.3 million. For the year ended December 31, 2006 the Predecessor Company recorded a net gain of $2.5 million. For the period from January 1, 2007 to January 25, 2007 and for the year ended December 31, 2005 the net gain was not significant.

Note 26—Related Party Transactions

The company incurred and paid management fees to an affiliate of its majority owners, Onex, totaling approximately $0.9 million from January 26, 2007 to December 31, 2007.

The Predecessor Company paid to an affiliate of its previous majority owners, Wellspring Capital Partners, LLC, a monitoring fee totaling $0.1 million, $1.1 million and $1.0 million for the period from January 1, 2007 to January 25, 2007 and for the years ended December 31, 2006 and 2005, respectively.

The Company made payments for aircraft rental services to a company that is partially owned by the Company’s Chairman and Chief Executive Officer. Amounts incurred and charged to selling, general and administrative expense were $0.3 million, $0.3 million and $145,000 for the period from January 26, 2007 to December 31, 2007 and the years ended December 31, 2006 and 2005, respectively. There were no material aircraft rental charges for the period from January 1, 2007 to January 25, 2007.

Note 27—Other Comprehensive Income (Loss)

Components of other comprehensive income (loss) consist of the following (in thousands):

	Successor Company	Predecessor Company
	December 31, 2007	January 25, 2007	December 31, 2006
Adjustment to fair value of defined benefit plans, net of tax of ($89), $370 and $156	$(148)	$587	$208
Foreign currency translation adjustment	8,726	62	168
Unrecognized gain on sale of hedging instrument, net of tax of $280	—	—	436
Fair value of hedging instruments, net tax of ($1,069)	(1,629)	—	—

Total other comprehensive income (loss)	6,949	$649	$812

Note 28—Fourth Quarter Adjustments and Selected Interim Financial Data—Unaudited

During the fourth quarter of 2007, the Company finalized its appraisal of the fair values of property, plant and equipment and identifiable intangible assets acquired in the January 25, 2007 Acquisition. The Company also completed assigning the fair value of property plant and equipment to discreet assets and components and reassessing the useful lives of thereof. In finalizing its appraisal, the Company recorded an increase in the acquired fair value of property, plant and equipment by $5.9 million and an increase in the fair value of identifiable amortizable intangible assets of $52.8 million. In connection with the increase in fair value, the Company also recorded fourth quarter depreciation and amortization expense adjustments of $1.0 million and $1.8 million, respectively. In connection with the assignment of fair value to individual assets and components and reassessing the useful lives, the Company recorded an adjustment to depreciation expense of approximately $4.3 million.

Selected Interim Financial Data - Unaudited

(Dollars in thousands, except per share data)

	Successor Company				Predecessor Company
	Three months ended			26-Jan-07 to 31-Mar-07	1-Jan-07 to 1-Jan-25	Three months ended
	31-Dec-07	30-Sep-07	30-Jun-07			31-Dec-06	30-Sep-06	30-Jun-06	31-Mar-06
Total Revenue	$442,822	$435,270	$422,847	$273,948	$95,161	$311,033	$368,323	$388,166	$308,077
(Loss) income from operations	(690)	8,345	7,531	6,188	(21,801)	9,509	8,039	9,185	6,260
(Loss) income before taxes	(10,544)	(1,616)	(2,846)	(1,831)	(23,671)	709	(627)	760	(1,795)
Net (loss) income	(3,643)	(897)	(1,880)	(3,489)	(13,248)	(395)	(471)	437	(841)
Net (loss) income per share
Basic	(3.99)	(0.98)	(2.06)	(3.82)	(14.51)	(0.43)	(0.52)	0.48	(0.92)
Diluted	(3.99)	(0.98)	(2.06)	(3.82)	(14.51)	(0.43)	(0.52)	0.44	(0.92)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Glassport, State of Pennsylvania, on February 25, 2008.

Tube City IMS Corporation

By:	/S/ I MICHAEL COSLOV	By:	/S/ DANIEL E. ROSATI
	I Michael Coslov Chairman and Chief Executive Officer (Principal Executive Officer)		Daniel E. Rosati Senior Vice President, Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)

Each person whose signature appears below hereby constitutes and appoints I Michael Coslov and Daniel E. Rosati, and each of them, his true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this report together with all schedules and exhibits thereto, (ii) act on, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions which may be necessary or appropriate in connection therewith, granting unto such agent, proxy and attorney-in-fact full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact or any of their substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of February, 2008.

Signature

/S/ I MICHAEL COSLOV I Michael Coslov	Chairman and Chief Executive Officer (Principal Executive Officer)

/S/ DANIEL E. ROSATI Daniel E. Rosati	Senior Vice President, Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)

/S/ TIMOTHY A.R. DUNCANSON Timothy A.R. Duncanson	Director

/S/ DAVID J. MANSELL David J. Mansell	Director

Colin Osborne	Director

/S/ LAURENCE N. WEISS Laurence N. Weiss	Director